Form 10KSB
period 1999-09-30
CONSOLIDATED DATA INC
filed 2000-01-13
CIK 1092753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--

For the Fiscal Year Ended: September 30, 1999
                          --------------------
Commission file number: 000-26969



                            Consolidated Data, Inc.
                            -----------------------
                 (Name of small business issuer in its charter)



                Colorado, USA                       84-1343219
          ----------------------------      ----------------------------
          (State or other Jurisdiction    (IRS Employer Identification No.)
       of Incorporation or Organization)

        6912 220th St SW, Suite 320, Mountlake Terrace, Washington 98043
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                     Issuer's Telephone Number, 425-672-6735
                                               -------------

     Securities to be registered pursuant to Section 12(b) of the Act: None

        Securities to be registered pursuant to Section 12(g) of the Act:
                     10,784,000 Common Shares, no par value.
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                             ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State the issuer's revenues for its most recent fiscal year: $27,558

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at January 11, 2000 was $4,304,250.

As of January 11, 2000, issuer had 10,864,000 shares of common equity issued and outstanding.

Transitional Small Business Disclosure Format: Yes ____  No  X
                                                            ---

                             CONSOLIDATED DATA, INC.

                                   Form 10-KSB
                                TABLE OF CONTENTS
                                     PART I
                                                                      Page

Item 1. Description of Business                                          3

Item 2. Description of Property                                         19

Item 3. Legal Proceedings                                               19

Item 4. Submission of Matters to a Vote of Securities Holders           19

                                     PART II


Item 5. Market for Common Equity and Related Stockholder
Matters                                                                 20

Item 6. Management's Discussion and Analysis or
Plan of Operation                                                       25

Item 7. Financial Statements                                            31

Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure                                     31

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control
Persons, Compliance With Section 16(a) of the Exchange Act              32

Item 10. Executive Compensation                                         35

Item 11. Security Ownership of Certain Beneficial Owners and Management 35

Item 12. Certain Relationships and Related Transactions                 37

Item 13. Exhibits and Reports on Form 8-K                               38

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Historical Corporate Development

Consolidated Data Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a Company in the development stage. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd. In November of 1998, Attache Holdings Ltd. became Consolidated Data, Inc.


The   Company  was   inactive   until  it   acquired   Contractor's   Directory,
Inc.("Contractors Directory") on April 17, 1997 via a stock for stock acquisition in exchange for 1,000,000 shares of the Company's restricted common stock. From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry. This included development of "contractors-directory.com". Use of Contractors Directory allows public information to be downloaded, via the Internet, and reformatted for ease of use by contractors and suppliers. This includes credit and building permit information.(See "Contractors Directory") Contractor Directory is a wholly-owned subsidiary of the Company.

In March 1999 the Company purchased a software system, "YourBankOnline", which is now the primary focus of the Company. Currently, the Company actively markets, sells and supports the software to members of the banking industry while still maintaining "contractors-directory.com".

Banking Software

Historical Development of YourBankOnline Software
-------------------------------------------------

River City Bank ("River City"), of Sacramento, California originally developed YourBankOnline in 1996 and 1997, and began offering a range of online services, resulting from YourBankOnline in September of 1997. The system was developed internally in order to offer state-of-the-art services to River City customers.

Following the successful implementation at River City, management licensed and installed the system to three community banks located in northern California, Citizens Bank, Tri-Counties Bank and Auburn National Bank. River City also acted as a service bureau for these banks. (i.e.: provided them other computing capabilities.) In 1998, the management of River City decided to focus on the traditional banking services and did not expand the online banking system to additional banks.

DTEK Corporation ("DTEK"), a privately held company located in Boise, Idaho, purchased YourBankOnline from River City in September 1998 for total consideration of $410,000. Consideration was a $60,000 down payment and a note payable of $350,000 due to River City, September 1999.

Prior to the Registrant's purchase of the YourBankOnline software from DTEK in February 1999, DTEK granted a license to the software. Global Payment Systems Inc. ("Global"), a subsidiary of National Data Inc., was granted a perpetual worldwide non-exclusive irrevocable transferable right and license to the YourBankOnline software. Global's license allows them to modify, customize, sublicense, resell and distribute the system. Global can also transfer its rights to a third party. Global retains this right and currently markets and sells a version of the software to financial institutions. Global is and will continue to be a competitor of the Company. Global does not have rights to modifications, revisions, additions or any other changes the Company makes to the software.

Global agreed to pay DTEK 50% of the first $1,300,000 of license fees received, plus commissions, plus a final lump sum of $50,000. There is no certain date for the payment. Global also agreed to operate and maintain the existing
YourBankOnline server sites. Global currently receives an aggregate monthly licensing fee of $1,100 paid by Citizens Bank, Tri-Counties Bank and Auburn Bank.

In February 1999 the Company purchased YourBankOnline and all rights related to it from DTEK. Consideration for the purchase was $640,000 payable as follows:

         a. $400,000 through the issuance of 2,000,000 common shares of the Company's restricted common stock valued at $0.20 per share.

         b. $240,000 paid at the rate of a $10,000 payment for each license sold or through the issuance of 1,200,000 shares of restricted common stock valued at $0.20 per share. The agreement required the Company pay the cash or the stock twelve months from the date of the contract or by March 10, 2000.

On April 12, 1999, the Company authorized and issued 1,200,000 shares of its restricted common stock in full satisfaction of its agreements with DTEK.

As part of the agreement, DTEK assigned to the Company all rights and title to the existing software license between DTEK and Global. This includes payments from River City, subject to DTEK receiving the balance of the initial licensing revenues as compensation for its consulting and support. Any residual income will be paid to the Company which management believes will be immaterial to the on-going operations of the Company.

Description of YourBankOnline Software
--------------------------------------

YourBankOnline is a browser-based solution designed and developed to help banks provide a full range of online banking products and services to their commercial and retail customers. The system allows the bank's customers to view balances and transfer money, as well as giving users the ability to manage their financial activity without leaving the bank's website, thus creating a strong financial relationship between the bank and its customers.

The modular design and flexible technology of YourBankOnline can be changed quickly and easily to accommodate the needs of all types of customers. This allows the banks to tailor online services to different segments of their customer bases.

Key features of YourBankOnline include the following:

    a. Customizable User Interface: The bank's customer can choose screen colors, page lengths, and simplified interface options;
    b. Transaction Editing: Bank's customers can modify the description reference of a transaction to better explain its purpose. They can also categorize the transaction for reporting purposes;
    c. Payment Scheduling and Bill Payment: Bank's customers can schedule payments to be performed at later dates. The system incorporates a pay anyone approach, which doesn't limit the customer to specific payees;
    d. User Defined Reports: Several detailed and summary reports provided can be configured in a variety of formats according to the bank's customers specific preferences;
    e. Stop Payment Requests: Back office staff processes and generates a confirmation letter to the customer for extended stop payment authorization. (Limited only to what is available through the host system.);
    f. Custom Information Reporting: AR cleared transaction detail, including extended descriptions for ATM and Debit and Credit Card transactions;

    g.   Funds Transfer Between Linked Accounts;
    h. 24 Hour Access to Statements: Statements can be generated at anytime throughout the month. The system maintains the statement cycle information specified within the host system;
    i. User Configurable Transaction History: The amount of history maintained is configurable on the user level.

The software allows banks to provide a number of user-specific financial services and products to their customers through a dynamic interface between traditional backend systems of the bank and the bank's customers. The base of the software is a data warehouse that collects and distributes information between the bank and the customer. The data warehouse can be linked to the customer via the Internet, intranet, or Web TV. The design of the data warehouse allows banks to provide services by user or by group of users and deliver the information via a medium that is appropriate for each user or group of users. Banks can choose to link virtually any financial product or service to the data warehouse. This includes standard balance and account information to insurance services, loan information, credit and debit card information, and investment services.

Additionally, the technology can be used to seamlessly connect existing systems for automating collaborative and administrative processes to provide managers and key personnel with valuable information for decision-making and targeted marketing efforts.

Security
--------

YourBankOnline  uses U.S. grade encryption.  This encryption,  along with unique
Sign-On ID and password security front-end, provides the foundation for a secure, reliable interface. In addition, a customer-selected name rather than an account number references customer accounts. This ensures the privacy of account information should an unauthorized individual gain access.

Individual security control levels are maintained at the customer level by the financial institution, providing the ability to isolate certain functions of the system to different levels of security. An example of this implementation would be to set the security requirement for bill-pay higher than other activities. This would allow the ability to track bill-pay enabled customers for billing purposes. Another level could be given to categorization capabilities, thus providing a way of controlling the customer capabilities based on subscription. YourBankOnline accommodates 99 user specific levels of security.

Encrypted Messaging provides security for sensitive communication between the customer and the bank and a detailed audit Trail) is incorporated into YourBankOnline. All activity is logged by date and time to a log file that can be analyzed to track individual activity by bank personnel and end-users.

The entire system is maintained through a single interface with an administrator-privileged account. The system can be locked down for crisis management or unscheduled modification requirements. This eliminates the need for additional applications and management tools and allows an administrator to control access when the system is available for use from anywhere in the world. When locked, customers received a customizable screen informing them of the system availability.

The software utilizes a centralized data warehouse concept of providing functional interfaces between the bank and its customers. Users use a front-end interface to access a subset of information collected and maintained separately from the bank's core system, eliminating virtually all risk of tampering with vital data.

Database
--------

The software architecture utilizes current Microsoft established standards for Client/Server access. The host system runs on an Intel platform microcomputer running a Microsoft NT Server 4.0 operating system. The system runs as a subset of Microsoft's Internet Information Server 4.0 Web Server software, which is shipped with NT Server. A collection of databases and Active Server scripts are incorporated on the server providing the foundation for the YourBankOnline system. Five application modules combine to maintain and update the ODBC databases. These modules are used to maintain timed executions, to query the host system, update and modify the local databases with the account detail information, update and modify the local database with the cleared transaction information, and collect, process, and monitor scheduled payments.

The User Interface is provided through several Active Server scripts and graphic files maintained on the Microsoft NT server. These scripts are activated through customer requests and combine with database information to produce the bulk of the user screens and input forms within YourBankOnline. These scripts and graphic files provide almost unlimited flexibility and can be modified to accommodate individual interests and presentation specific to the environment. They can also be modified to accommodate user controllable variations. Screen colors, information placement, navigation control visuals and placements can be modified to give the interface an entirely different and unique look and feel by individual and by group.

Bank administrative personnel and customers gain access to the YourBankOnline system through a standard commercial browser over the Internet. This allows the user to gain access from virtually any system that provides an Internet access point. This can be a home PC, Office PC, laptop, or even other Internet capable devices such as Internet Terminals, Web enabled television sets, Internet ready telephones, etc.

Bill-pay requests are warehoused within the YourBankOnline system up to the date of processing, allowing the end-user full control of the scheduled transaction. Following processing, bill-pay transactions are collected in a file and can be sent to a third party bill payment processor, i.e. Global Payment Systems, Checkfree, etc., or can be processed internally on Global's PayLink bill payment module on behalf of the account holder. The flexibility of the PayLink module enables the bank to not only fulfill in-house bill pay processing but also leverage the technology to create any type of payment including cashiers checks and accounts payables checks.

The following table summarizes the technical specifications of YourBankOnline:

---------------------------- -------------------------------------- --------------------------------------
Bank Features                Modular Design                         Yes
---------------------------- -------------------------------------- --------------------------------------
Overviews                    Automated Billing for Bank             Yes
---------------------------- -------------------------------------- --------------------------------------
                             Voice Response Module                  Can be accommodated
---------------------------- -------------------------------------- --------------------------------------
                             Credit Card Interface                  Yes (optional)
---------------------------- -------------------------------------- --------------------------------------
                             Administrative Options                 According to user rights,
                                                                    different administrators
                                                                    can maintain the   entire
                                                                    system  from the
                                                                    administrative area.
---------------------------- -------------------------------------- --------------------------------------
                                                                    Set the interface by user.
---------------------------- -------------------------------------- --------------------------------------
                                                                    Maintain automated billing for each
                                                                    customer including: grace periods,
                                                                    promotional pricing and per
                                                                    transaction pricing.
---------------------------- -------------------------------------- --------------------------------------
                                                                    Send broadcast or user-specific
                                                                    e-mails.
---------------------------- -------------------------------------- --------------------------------------
                                                                    Turn  on and off specific
                                                                    modules, features, and
                                                                    functionality by customer.
---------------------------- -------------------------------------- --------------------------------------
                                                                    Setup, modify and delete customers.
---------------------------- -------------------------------------- --------------------------------------
                                                                    Audit Trail Reporting
---------------------------- -------------------------------------- --------------------------------------
Technical Information        Programming                            Microsoft Active Data Objects
---------------------------- -------------------------------------- --------------------------------------
                             Hardware Platform (bank)               Windows NT
---------------------------- -------------------------------------- --------------------------------------


---------------------------- -------------------------------------- --------------------------------------
                             Hardware Platform (user)               Platform Independent
---------------------------- -------------------------------------- --------------------------------------
                             Software (bank)                        Any Internet Browser
---------------------------- -------------------------------------- --------------------------------------
                             Software (user)                        Any Internet Browser
---------------------------- -------------------------------------- --------------------------------------
                             Communication Network                  Internet access, private dial-up
                                                                    access.
---------------------------- -------------------------------------- --------------------------------------
Security                     Security Type                          Secure Socket Layer
---------------------------- -------------------------------------- --------------------------------------
                             Encryption                             Independent encryption allows full
                                                                    range from 40 bit to 128 bit from
                                                                    any site certificate authority.
---------------------------- -------------------------------------- --------------------------------------
                             User Security                          Sign On ID and Pass Code
---------------------------- -------------------------------------- --------------------------------------
                             User Security Levels                   99 levels of security
---------------------------- -------------------------------------- --------------------------------------
End User Functionality       Account Access                         Checking, Savings, Loans, CD and
                                                                    Others
---------------------------- -------------------------------------- --------------------------------------
                             Real-time Access (bank specified       Yes
                             timing)
---------------------------- -------------------------------------- --------------------------------------
                             Transaction Categorization             Yes
---------------------------- -------------------------------------- --------------------------------------
                             Transaction History                    Unlimited
---------------------------- -------------------------------------- --------------------------------------
                             Research/Reporting Capabilities        Date Range, Deposits/Credits,
                                                                    Category of Transaction, Check, Stop
                                                                    Payments, Number of Withdrawals
---------------------------- -------------------------------------- --------------------------------------
                             Reports Available                      Category  List, Category Summary,
                                                                    Category Detail, Payee  List,
                                                                    Electronic Statement, Transaction
                                                                    Detail, Export Transaction and Custom
                                                                    (user definable) Reporting.
---------------------------- -------------------------------------- --------------------------------------
                             Export Options                         Quicken, MS Money and ASCII (custom)
---------------------------- -------------------------------------- --------------------------------------
                             Account Transfers                      DDA/TDA, Loans/LOC's and Credit card
---------------------------- -------------------------------------- --------------------------------------
                             E-mail                                 Yes
---------------------------- -------------------------------------- --------------------------------------
                             Event Notification                     E-mail notification
---------------------------- -------------------------------------- --------------------------------------
                                                                    Pager notification
---------------------------- -------------------------------------- --------------------------------------
                             Check Imaging                          Yes
---------------------------- -------------------------------------- --------------------------------------
                             Bill Payment                           Yes
---------------------------- -------------------------------------- --------------------------------------
Financial Institution        Minimum Hardware Requirements: Intel   Recommended: Intel Pentium II 266
                             Pentium 166 Mhz, 128 Mb RAM, 4 Gig     Mhz dual processor, 512 Mb RAM, 18
                             Hard Drive, 24 Gig Tap to Storage      Gig Hard Drive, 24 Gig Tap to
                             and Seagate Backup Exec                Storage and Seagate Backup Exec
---------------------------- -------------------------------------- --------------------------------------
                             Software Requirements: Microsoft NT
                             Server 4.0 w/Internet Information
                             Server 4.0 and Microsoft SQL Server
                             6.5
---------------------------- -------------------------------------- --------------------------------------
End-User                     Communication Requirements             Internet connection access
---------------------------- -------------------------------------- --------------------------------------
                             Platform Independent                   Browser depends on level
---------------------------- -------------------------------------- --------------------------------------

---------------------------- -------------------------------------- --------------------------------------
                                                                    of encryption required by financial
                                                                    institution
---------------------------- -------------------------------------- --------------------------------------
End-User Functionality       Online Applications                    YourBankOnline, Loans and Credit Card
---------------------------- -------------------------------------- --------------------------------------
                             Discount Brokerage                     Currently in Beta test
---------------------------- -------------------------------------- --------------------------------------
                             End-User Options                       Change Password, Change Session
                                                                    Timeout, Change Account Names,
                                                                    Change basic color scheme, Change
                                                                    level of interface from standard to
                                                                    enhanced, Change Amount of History,
                                                                    Change Lines per page and Bank
                                                                    customized user options.
---------------------------- -------------------------------------- --------------------------------------
Cash Management              ACH origination                        PPD/PPD+, CCD/CCD+, CTX, Importing
                                                                    capabilities, NACHA File Processing,
                                                                    Multiple Company Option, State &
                                                                    Federal Taxes, Customer controlled
                                                                    security, Multi-level approvals,
                                                                    Auto prenotes, On-Us processing,
                                                                    Warehousing, File limits,
                                                                    Transaction limits, Bank Controlled
                                                                    offset and NACHA Import
---------------------------- -------------------------------------- --------------------------------------

The Company will offer a variety of service levels including full hosting and system support to its customers so that they do not have to hire additional personnel, purchase additional equipment, train personnel or devote additional development time to the project. Management believes this program is beneficial for the financial institution that wants to obtain immediate Internet presence.

As an example, the Company could provide to its customers the following: a Server, Customer Service, Technical Support, Monthly Reporting, Staff & Customer Training, Upgrades, Web Page Development and Web Hosting Services.

The Market for YourBankOnline Software
--------------------------------------

The Internet has rapidly become a marketplace for buying and selling a variety of goods and services such as travel, securities and consumer products. As consumers and companies become more familiar and comfortable with transacting business online, management believes this will translate into a greater interest for online banking services. Some of the recent developments related to financial services being provided on the Internet are:

o Fifteen million Internet users have checked mortgage and equity loan rates online. A marketplace has been created on the Net where consumers apply once to receive multiple offers on their loan application. These companies are among the biggest non-credit card advertisers in search engine loan categories.

o Internet-only banks appear to be flourishing. This includes, Net.B@nk, TeleBank, and Security First, each a public company with market capitalization over $1 billion by mid-1999. As of April 1999, Net.B@nk reported to have 29,000 customers and over $330.0 million in deposits.

o Banking has come to the Internet portals. Yahoo!, AOL, MSN, and Excite have entered into advertising agreements with major banks offering mortgages, credit cards, automobile loans, savings instruments, home equity loans and checking services.

o Bank One Corp. Chief Executive Officer John McCoy has indicated that his corporation isn't planning any more major acquisitions but will instead rely on the Internet for the bank's growth. The nation's fourth largest bank already has arrangements with America Online Inc., Excite Inc., Yahoo! Inc., and Microsoft to market its credit cards.

Management believes that consumers have a preference for conducting all of their financial transactions at a single web site. River City is currently running a demonstration version of this portfolio management feature using YourBankOnline software.

Traditional banks have been slow to add Internet banking to their services until they could be confident that demand was sufficient to offset the added expenses. However, the technology is changing so rapidly and new forms of competition appearing so broadly, that banks must carefully reconsider their reluctance. Specific factors affecting a bank's decision to offer online banking are:

o Customer Retention. Near the end of 1998, there were 73 million adults using the Internet in the U.S., an increase of 30% in just twelve months. This is 37% of the U.S. adult population. The nations' largest banks are beginning to offer some level of online banking, and there are large numbers of new Internet entrants into the financial markets trying to capture traditional bank business. For banks to retain customers who respond favorably to online technologies, they will have to provide competing products and services. River City has achieved higher retention rates since YourBankOnline was installed.

o    Service Improvements.  Service levels can be enhanced significantly through
     the  available   technology,   which  should   improve   overall   customer
     satisfaction.

o Cross Sales Generator. The online connection gives the bank opportunities to cross sell its other products and services much more effectively than through the mail or in the branch.

o New Fee-Based Revenue and other Revenue Sharing Opportunities. Banks will have the ability to add new services to their product offerings that can be sourced from outside providers. Examples are mortgage lending, equipment leasing, credit cards, investment services, financial planning services, advertisements, insurance and others to be developed.

o Bill Payment. While bill payment has become a component of many online banking systems, Internet based bill presentment systems and solution providers are emerging. These systems should be available for consumer use in the year 2000. Recent research indicated that consumers would prefer banks as their preferred provider for bill presentment and payment, as compared to other options. However, given the huge potential volume of transactions in this category, aggressive competition will come from large banks, the web portals, and new companies being started to specialize in this area. Transpoint, LLC, a joint venture between Microsoft, First Data Corp. and Citibank, just announced that it would start up its national bill presentment and payment service later this year.

o Cost Savings. Over time, the highly efficient electronic equipment and systems used in online banking should allow significant cost savings as paper-based transactions are eliminated. Management estimates that costs per transaction are as follows:

     o   $1.07 in a physical branch
     o   $0.54 over the phone
     o   $0.27 at an ATM
     o   $0.01 over the Internet

The table below sets out the number of FDIC insured banks and savings banks, as well as the deposits and number of accounts under $100,000.

                            FDIC INSURED INSTITUTIONS

Assets                  Number of       Client Accts     Under    $100 Thousand
                        Institutions        Number       Percent   Cum Percent

Under $25 million          1,509            2,961,743        1%          1%
$25 to 50 million          2,240            9,028,289        2%          3%
$50 to $100 million        2,624           18,854,073        5%          8%
$100 to 300 million        2,813            45,288432       12%         20%
$300 to 500 million          566           18,368,196        4%         24%
$500 to 1 billion            432           23,591,074        6%         30%
$1 to 3 billion              306           35,810,864        9%         39%
$3 to 10 billion             140           56,153,044       14%         54%
$10 billion or more           82          180,125,114       46%        100%

Total Institutions        10,712          390,180,829      100%


Assuming the nation's 100 million households are distributed among banks in proportion to the distribution of bank accounts, 54 million households use over 10,000 institutions for banking. These 10,000 institutions have over 200 million deposit accounts under $10,000. Although individual banks vary greatly, management estimates that a bank represents one household for every four accounts. The average household has two adults. Thus an institution with 20,000 accounts represents 5,000 households containing 10,000 adults or registered users. Actual results for River City as shown below indicate one household for every 2.3 accounts.



FDIC Insured Accounts Under $100 thousand                        47,000
Total Assets                                               $450,000,000

Personal Core Deposit Accounts                                   33,632
Households                                                       19,985
Online Households                                                 2,243
Registered Users                                                  4,956


The Company will initially market the YourBankOnline to financial institutions with assets of $25 million to $300 million. As the Company grows it will expand its marketing to financial institutions with assets of $100 million to $5 billion.

The Marketing Strategy for YourBankOnline Software
--------------------------------------------------

The Company intends to rapidly establish a national market presence by leveraging a customer base of community banks.

Marketing Strategy:

The Company will utilize its YourBankOnline system to build the user base as rapidly as possible and leverage its position to permit banks to become "Financial Portals", defined as central sites where customers can use the Internet to manage all their financial transactions, information and planning. YourBankOnline will make it easy and economical for banks to participate in online banking. It is intended that both the banks and the Company will share in the fee income generated by the online banking sites.

Sales Strategy:

The range of prices for online banking systems is currently very broad, from a low of about $30,000 to well over $1 million plus recurring monthly fees of $1 to $3 per user. Management believes the sales strategy for the basic YourBankOnline system should be to minimize the initial cost to the bank, so that only the Company's hard system costs and marketing expenses are covered. This should encourage the banks to initiate online banking and progress toward becoming a portal that creates revenue opportunities for both the bank and the Company. The Company anticipates its initial contracts with individual banks for the use of the YourBankOnline software will be a fixed fee ranging from $10,000
- $35,000 depending on services offered. The Company will provide, manage, and facilitate the offerings of a variety of products and services from e-commerce partners. The Company intends to share the revenue generated from e-commerce sales with the banks and financial institutions.

Distribution Strategy:

The Company intends to build a network of relationships with established companies in order to achieve national market coverage in a short period of time. Management is currently in preliminary talks with several companies that already sell systems related products and services to target market banks. Their customer relationships should permit fast access to bank decision makers, and system specialists from YourBankOnline will provide technical support to close the sale. In addition, the Company plans on building an internal sales force.

Revenue Plan:

The Company's revenues are projected to come from several sources. Since the Company's is in the development stages, management has used its best judgment to identify these sources, recognizing that substantial changes may occur as the market continues to evolve:

1. Sales of the basic online banking system, including licensing, software, user fees, and installation support.
2.   Sales of system enhancements and newly developed financial service modules.
3.   Service bureau fees.
4. Referral revenue and transaction fees from outside product and service providers, such as mortgage lenders, stock trading, and equipment leasing.
5.   Advertising and sponsorship revenues.

The Company believes that by aggregating a group of online financial institutions and their customer accounts, it will offer a compelling gateway for a variety of online retailers. This aggregated customer base will be of value to the vendors. In addition, the aggregated vendors will be a value to bank customers due to the central location at their bank site and pricing options that are possible given their combined purchasing power. User acquisition costs are lower than pure Internet companies, due to the banks' existing client relationship. Revenues from advertising will be higher due to the desirable demographics of the user and the frequent account visits. River City reports that registered users visit the site an average of 2.5 times per week. The financial portal concept will give customers more reason to regularly visit the bank's web site. When customers find relevant and useful services in addition to the basic ones, they are discouraged from searching for and going to competing sites providing more opportunities for revenue generation for the bank and relationship building with its customers.

Factors in our sales and revenue plan are:

Target Market
-------------
The first target market will be all banks and credit unions with a focus on banks that have higher demographics in the retail customer base. The target market is the 1,444 institutions with assets of $300 million to $10 billion, which represent over 60 million users.

Turnkey Approach
----------------
The Company will provide a turnkey Internet banking system to create immediate presence without a bank having to add staff, extensive equipment, and training or development time. The Company will establish a service bureau in a central location where server "farms" will be housed. These servers will act as the Online Financial Warehouses for the banks. YourBankOnline will also provide technical assistance, customer service, staff training, system upgrades, web page creative development, and monthly activity reporting. A bank will only need to provide Internet access, a database transfer file and a staff member at the bank to work with YourBankOnline representatives. The Company will provide the systems and support to help the banks become portals.

Portal Development
------------------
Management expects each bank's portal to develop in stages. The initial stage will include basic services such as checking/savings account management, loan account management and bill payment. In the second stage, banks build their experience with their customer base, and introduce additional financial services according to the preferences of its customers. In the mature stage, when the banks become financial portals, more opportunities emerge. The range of services will be selected according to the needs and opportunities of each bank's customer base. A stream of revenue from a diverse range of services, including bank-based and outsourced services should generate strong profitability for the banks and the Company. Vast amounts of demographic data and transaction data collected and analyzed from customer experience with the system will create opportunities for highly targeted marketing. Management believes customized services can be marketed to individual customers or categories of customers identified from the analysis. The potential for one-to-one marketing is exceptional through the Financial Portal, and superior to opportunities of other Internet- based businesses.

Competition for YourBankOnline Software
---------------------------------------

The market for Internet banking services and financial software applications is highly competitive, and we expect that competition will intensify in the future. In addition we could experience competition from our client banks and potential client banks. From time to time, these potential client banks develop, implement and maintain their own services and applications. We compete with a variety of third parties, including Digital Insight, Edify, Netzee, nFront, FundsXpress, Q-UP, First Data Direct Banking and S1 Technologies, that employ many different approaches to providing Internet banking services. We expect competition in our markets to increase significantly as new companies enter our market and current competitors expand their product lines and services. These new competitors may include non-bank financial institutions, such as brokerage firms and on-line service providers such as E*Trade, Intuit, Charles Schwab, Quicken.com and Yahoo! Finance, all of which could be dominant competitors given their current position in the online financial services industry, broad name recognition and substantial online customer bases.

The Company may experience increased competition from Global Payment Systems, which has a non-exclusive irrevocable right and license to the Company's software. See "History of Banking Software." If Global were to begin aggressively marketing YourBankOnline and were to put efforts into adding features to the software it could have a detrimental impact on the Company's future to successfully market the software.

In regard to the wider market of specialized financial sites and general-purpose portals, each of these can be considered as much a potential strategic partner as a competitor. The Company's strategy of acquiring and leveraging community banks' customer base is based on the premise that a large group of customers will ultimately prefer doing business with a local financial institution that they can readily access in physical form. The Company's competitive advantage is simply to provide a superior product for far below market cost in order to leverage a bank's customer base into a set of registered users.

Contractors Directory

Historical Development of Contractors Directory
-----------------------------------------------

In 1997, the Company developed and, currently operates contractors-directory.com, a website. This site provides construction contractors with information useful to their business. Services include listing of notices for liens filed, notices of building permits, directories of contractors, notices of upcoming bids, and other similar services of interest to contractors. Contractors Directory also provides website development for individual contractors.

The Company, through loans and contributed services from Pakie Plastino and his related companies, has invested approximately $546,000 in the development of Contractors Directory. This has resulted in the production of negligible revenue. The company has significantly reduced the operations and expenditures associated with the business. Management does not intend to continue to expand the services and provide updates to Contractors Directory. Current plans are to sell, "spin-off", abandon or otherwise dispose of the subsidiary and/or the operations of Contractors Directory, Inc.

During the periods covered by the Form 10-KSB, the Company generated revenues through host fees of Contractors Directory. This income was offset by payment made to obtain server space from an unrelated third party, maintenance associated with the web site and, general and administrative expenditures. It is unclear whether those companies under the yearly contracts for hosting services will renew those contracts for the fiscal year ended 2000. Management does not intend to aggressively seek renewal of those contracts or to pursue new contracts. Conversely, management does not intend to incur significant expenses in the maintenance or updating of the web site. Consequently, management expects the cash flow related to Contractors Directory to be nominal during future periods.

Description of Contractors Directory
------------------------------------

Contractor's Directory provides an Internet site that is available to general contractors, subcontractors, architects, property managers, insurance companies and other individuals and entities involved in the construction industry. Subscribers in various categories are able to provide information about their companies that interested parties can review in the privacy of their office using DOS or Windows. Each subcontractor or supplier can provide a color photo and up to eight pages of text describing their company. Additionally, bid lists, building permits, and credit and lien information will be updated daily of the website. General contractors and other interested parties can receive this service for a fee.

Competition for Contractors Directory
-------------------------------------

Management is not aware of other companies offering services similar to the Contractor's Directory. Currently, general contractors, property managers, engineers, architects and others in the industry normally find sub-contractors and suppliers through the standard Yellow Pages or by referral.

General

Employees
---------

At January 7, 2000 the Company operated with eight employees and consultants. There is no collective bargaining agreement in place.

Development Costs
-----------------

The Company is currently a development stage company and no significant revenues have been earned from the operation of the Company. The majority of the expenditures and resources of the Company during the last two fiscal years have been spent on development of Contractors Directory and most recently the formation YourBankOnline.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company rents approximately 1,400 square feet of space at 6912 220th Street SW, Mountlake Terrace, Washington 98043, on a month-to-month basis, for administrative and sales efforts. As of January 1, 2000, the Company pays $1,850 per month for this facility. The Company considers the facility adequate for current purposes.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS
-------------------------------------------------------------

None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Through October 21, 1999, the Company's common stock traded on the Over-the-Counter Electronic Bulletin Board in the United States, having the trading symbol "CSDD". Subsequent to October 21, 1999, the Company's common stock was quoted and traded on the "pink sheets". Trading volume and high/low/closing prices for the past two years are disclosed in the following table:


                          NASBD Stock Trading Activity

Quarter        High            Low            Close           Volume
 Ended
--------  --------------  --------------  --------------  --------------
12/31/99          $3.50           $.75           $2.25           6,732
09/30/99          $7.50          $2.25           $2.69           7,022
06/30/99         $31.50          $1.87           $4.50       2,171,000
03/31/99          $2.00          $0.12           $1.81         565,000
12/31/98          $0.69          $0.19           $0.25          78,101
09/30/98     No Trading     No Trading      No Trading      No Trading
06/30/98     No Trading     No Trading      No Trading      No Trading
03/31/98     No Trading     No Trading      No Trading      No Trading
12/31/97     No Trading     No Trading      No Trading      No Trading


On January 11, 2000, the shareholders' list for the Company's common shares showed 40 registered shareholders and 10,864,000 shares issued and outstanding.

The Company has not declared any dividends, on its common or preferred shares, since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The preferred shares of the Company are not registered and do not trade on an exchange.

The following is a discussion of is a discussion of securities sold by the Company during the period covered by this report which were not registered under the Securities Act:

In March 1997, the Company issued 1,500,000 shares of Common Stock to Pakie Plastino in exchange for marketing rights in three states for Contractors Directory. The shares of common stock issued were pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. No cash was received, but Management assumed a non-cash equity value for the stock issuance of $75,000 (e.g.$0.05 per share). At the same time Mr. Plastino was subsequently appointed to the Board of Directors and as President of the Company. At the time of the transaction Mr. Plastino was provided with full and complete information as to the Company. All stock certificates were issued with appropriate legend indicating that the securities were acquired for investment purposes.

On April 17, 1997, the Company issued 1,000,000 shares of Common Stock in exchange for common stock of Contractor's Directory. The shares of common stock were issued pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. No cash was received, but a non-cash equity value for the stock issuance of $100 (e.g.$0.0001 per share) was utilized. The acquisition was accounted for as a "pooling of interest" and, consistent with generally accepted accounting principles, the value of the contributed capital of the acquired company was carry-forwarded to the books and records of the surviving company. Contractor's Directory, Inc. had a contributed capital book value of $100.00 prior to the acquisition and therefore, was the value carried forward by Contractor's Directory in exchange for the 1,000,000 shares. Representatives of Contractor's Directory were provided full access to information about the Company as part of it's due diligence process. All stock certificates were issued with appropriate legend indicating that the securities were acquired for investment purposes.

In May 1997 and September 30, 1997, a total of 100,000 shares of Common Stock were issued for attorney's fees (e.g. Dean Kalivas) and secretarial services (e.g. Connie Pinter). The shares of common stock issued were pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. Mr. Kalivas acted as legal counsel for the Company and performed various legal services on behalf of the Corporation for the period March 1997 through June 1997. Mr. Plastino and Mr. Kalivas have been business associates in various real estate transactions over the past several years. In addition, Mr. Kalivas purchased a business known as Construction Lien and Credit Services ("CLCSI") from Mr. Plastino. Mr. Kalivas is not affiliated with Consolidated Data, its subsidiaries, or Officers or Directors, in any way other than as a shareholder of the Company. Ms. Pinter acted as executive assistant to Pakie Plastino, President of the Company, and has been employed by affiliated Companies of Mr.

Plastino since 1984. Ms. Pinter has known Mr. Plastino for approximately 20 years. She has been employed by CLCSI and LGA, Inc, companies controlled, or previously controlled by Mr. Plastino, in the capacity of Executive Assistant and Bookkeeper for those companies. Ms. Pinter is not affiliated with Consolidated Data or its subsidiaries, Officers or Directors, in any way other than as a shareholder of the company. No cash was received, but Management assumed a non-cash equity value for the stock issuance of $5,000 (e.g.$0.05 per share). The Company believes that Ms. Pinter's status as an employee of the Company provided her access to information concerning the Company. The Company believes that Mr. Kalivas' position as counsel to the Company provided him access to information concerning the Company. All stock certificates provided to Ms. Pinter and Mr. Kalivas were issued with appropriate legend indicating that the securities were acquired for investment purposes.

Pursuant to an offering in October 1997, the Company sold 80,000 shares of common stock for an aggregate purchase price of $12,000. The purchaser was Clayten Vance, a Canadian citizen. He is not affiliated with the Company, its subsidiaries, Officers or Directors in any way other than as a shareholder of the Company. The shares of common stock in the foregoing offering, were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 504 of the Securities Act of 1933, as amended and under the exemption to registration under Section 11-51-308(1)(p) of the Colorado Securities Act.

In August 1998 and March 1999, a total of 175,000 shares of Common Stock were issued for consulting services (e.g. Arthur Stevens, 150,000 shares; and Gary Bylund, 25,000 shares). The shares of common stock issued were pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. At the time Mr. Stevens was an employee, and his services related to computer networking and related support. He continues to provide services to the Company as a consultant through his own business. The Company believes that Mr. Stevens status as an employee of the Company provided him access to information concerning the Company. Mr. Stevens worked for Consolidated Data for approximately 1 1/2 years. He is not affiliated with Consolidated Data or its subsidiaries, Officers or Directors, in any way other than as a former employee, current vendor, and as a shareholder of the company. Neither Mr. Plastino nor the Company had any association or relationship with Mr. Stevens prior to his employment with the Company. At the time the services were performed, Mr. Bylund was a member of the advisory committee to the Company providing advice to the Company in the area of insurance and financial products. Mr. Bylund is the owner of an insurance brokerage firm and a registered representative of the NASD. Mr. Bylund has known Mr. Plastino for

20 years and has provided insurance products to Mr. Plastino in the past. He is affiliated with Consolidated Data and its subsidiaries as an advisor and as a shareholder of the company. He is not affiliated in any way with any other Officers or Directors. No cash was received, but Management assumed a non-cash equity value for the stock issuance to Mr. Stevens was $7,500 (e.g.$0.05 per share), and Mr. Bylund was $5,000 (e.g.$0.20 per share). The Company believes that Mr. Bylund's was sophisticated and had complete access to information concerning the Company. All stock certificates provided to Messrs. Stevens and Bylund were issued with appropriate legend indicating that the securities were acquired for investment purposes.

In March 1999, the Company issued 300,000 shares of Common Stock to InterCorp, Inc., in compensation for services. The shares of common stock issued were pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. No cash was received, but Management assumed a non-cash equity value for the stock issuance of $60,000 (e.g.$0.20 per share). InterCorp, Inc. has made representations to the Company that all of the equity owners of such company are "accredited investors" as well as recognizing the high degree of risk of the investment, the ability to bear the risk, that InterCorp, Inc. is a sophisticated investor, the investment is suitable as an investment, InterCorp has been given access to full and complete financial and business information regarding the Company, the securities are restricted securities, and InterCorp acquired the securities for its own account. All stock certificates were issued with appropriate legend indicating that the securities were acquired for investment purposes. Additionally, the President of InterCorp, Beau Jeffries, has known Mr. Plastino for 6 years. InterCorp has not provided any other services other than those for which it was compensated 300,000 shares, nor does InterCorp have any other relationship with Consolidated Data or its subsidiaries. In prior years, InterCorp has provided services to other companies controlled by Mr. Plastino. InterCorp is not affiliated with any Directors and Officers of Consolidated Data other than as a past vendor to companies managed by Mr. Plastino.

In April 1999, the Company issued 75,000 shares of Common Stock to Wall Street Marketing Group, Inc., pursuant to an exercise of options previously granted under the terms of a consulting agreement entered into between the Company and Wall Street Marketing Group, Inc. on March 1, 1999. The exercise price was $25,000 for 25,000 shares (e.g. $1.00 per share, $50,000 for 25,000 shares (e.g.
$2.00 per share), and $125,000 for 25,000 (e.g. $5.00 per share). The options originally granted were for a total of 250,000 shares of common stock at varying prices and amounts, to be exercised no later than May 1, 2000. Wall Street Marketing Group still retains the option for: 25,000 shares at

$10.00 per share; 25,000 shares at $15.00 per share; 25,000 shares at $20.00 per share; 25,000 shares at $25.00 per share; 25,000 shares at $30.00 per share; 25,000 shares at $40.00 per share; and 25,000 shares at $50.00 per share. The shares of common stock issued were pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. Under the terms of the Consulting Agreement, Wall Street Marketing Group was retained to provide representation and advice in public relations, public appearances and marketing of the Company, as well as to disseminate information concerning the Company to licensed members of the securities industry. Wall Street Marketing Group was provided with full access to information concerning the Company. All stock certificates were issued with appropriate legend indicating that the securities were acquired for investment purposes. The President of Wall Street Marketing ("WSM") has known Mr. Plastino for one year. The Company did not have any affiliation with WSM prior to services provided by WSM in 1999. WSM has not provided any other services other than those for which it was compensated in cash and options. WSM has not had any other relationship with the Company, its subsidiaries, Officers or Directors.

In May 1999, the Company issued 28,000 shares of Common Stock to Robert Odell, in compensation for services from January 1998 through June 1999, as a graphics designer for web site design. The shares of common stock issued were pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. Mr. Odell has been employed by CLCSI and Contractor's Directory, Inc., companies controlled by Mr. Plastino, in the capacity of advertising and design specialist for those companies. Mr. Odell is not affiliated with the Company, its subsidiaries, Officers or Directors, in any other way, other than as a shareholder of the company. No cash was received, but Management assumed a non-cash equity value for the stock issuance of $5,600 (e.g.$0.20 per share). The Company believes that Mr. Odell's relationship to the Company provided him access to information concerning the Company. All stock certificates were issued with appropriate legend indicating that the securities were acquired for investment purposes.

On September 30, 1998 (1,200,000), and June 1999 (700,000), collectively the Company issued 1,900,000 shares to Pakie Plastino as compensation for services as an officer and director. No cash was received, but Management assumed a non-cash equity value for the stock issuance of $120,000 (e.g.$0.05 per share). The Company believes that Mr. Plastino's status as an officer and director of the Company provided him access to information concerning the Company. All stock certificates were issued with appropriate legend indicating that the securities were acquired for investment purposes. The shares of common stock issued were pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933.

In March 1999 (2,000,000 shares of Common Stock), and April 12, 1999 (1,200,000 shares of Common Stock), the Company collectively issued 3,200,000 shares of its restricted common stock in full satisfaction of agreements with DTEK Corporation. The shares of common stock issued to DTEK, were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. No cash was received, but Management assumed a non-cash equity value for the stock issuance of $640,000 (e.g.$0.20 per share). DTEK was provided with full and complete access to information about the Company. All stock certificates were issued with appropriate legend indicating that the securities were acquired for investment purposes.

In December 1999, the Company sold 80,000 restricted common shares to unrelated third parties in a private placement. The purchasers of the shares also received a warrant to purchase an additional 40,000 common shares with an exercise price of $3.00 per share. The warrant expires September 22, 2000. The shares of common stock and warrants were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received cash proceeds of $120,000 from the sale of stock and warrants.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION
----------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Factors That May Affect Future Results of Operations" below and elsewhere in this Report.

Overview
--------

YourBankOnline enables small to medium sized banks to offer their retail and commercial customers banking and financial services over the Internet. This product enables banks to offer their customers an array of products, services and transactions over the Internet in a secure environment. The Company acquired the YourBankOnline software in March 1999, and from April 1999 to December 1999 our principal activities consisted of recruiting employees, developing our business strategy, and raising capital for the growth of YourBankOnline. All of our revenue during the fiscal year ending September 30, 1999, approximately $27,600, was generated through licensing fees and other revenues associated with our Contractors Directory operations. We have not yet generated revenues from YourBankOnline.

To date, the majority of our resources have been directed to developing our business plan, forming exclusive strategic marketing alliances, and building our sales and marketing, management, and technology personnel. We anticipate our operating expenses will increase substantially in future periods as we increase our sales force, significantly increase our marketing and branding efforts, continue to develop new distribution channels, fund greater levels of product development and expand our support staff and facilities to facilitate our growth. Accordingly, we may incur additional losses in future periods.

During the periods covered by the Form 10-KSB, the Company generated revenues through host fees of Contractors Directory. This income was offset by payments made to obtain server space from an unrelated third party, maintenance associated with the web site and, general and administrative expenditures. It is unclear whether those companies under the yearly contracts for hosting services will renew those contract for the fiscal year ended 2000. Management does not intend to aggressively seek renewal of those contracts or to pursue new contracts. Conversely, management does not intend to incur significant expenses in the maintenance or updating of the web site. Consequently, management expects the cash flow related to Contractors Directory to be nominal during the fiscal year ended September 30, 2000. In future periods, management expects to derive substantially all of its revenues from products and services provided to banks, the banks' customers and other participants in the financial services industry.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR
ENDED SEPTEMBER 30, 1998

Revenues
--------

All revenues during fiscal 1999 and all revenues since inception have been generated from Contractors Directory. The YourBankOnline banking software business has not yet generated any revenues.

Service revenue represents fees generated from general contractors, sub-contractors, and various suppliers. These fees were for Web site listing, hosting and other Web related services. Service revenue increased $10,043, or 57%, from $17,515 during fiscal 1998 to $27,558 in fiscal 1999. This was attributable to an increase in the number of general contractors, sub-contractors, and building supply companies who subscribed to Contractors Directory services. Service revenue from Contractors Directory is expected to significantly decrease in future periods as we shift our resources to the development and marketing of the YourBankOnline banking software product. See "Contractors Directory" for a discussion of the plans for the Contractors Directory business.

Expenses
--------

Total expenses increased $206,196, or 93%, from $221,217 during fiscal 1998 to $427,413 in fiscal 1999. This increase is primarily attributable to costs incurred to acquire and begin the initial development of the online banking business.

Amortization expense increased $66,045, or 283%, from $23,333 during fiscal 1998 to $89,378 in fiscal 1999 as a result of amortization of the Internet banking software that was acquired in March 1999. The banking software was acquired at a cost of $640,000 and is being amortized over its expected useful life of five years.

Advertising, marketing, and travel expense increased $60,934 in fiscal 1999, which is primarily attributed to costs incurred to purchase the banking software, recruit future management and employees, and begin to market the company.

Legal, accounting, and professional fees increased $53,085 which is primarily attributed to costs associated with preparing the Company's initial filing with the Securities and Exchange Commission, on Form 10SB.

Facilities, telephone, and related office expense increased $33,194, or 545%, from $6,093 during fiscal 1998 to $39,287 in fiscal 1999. This increase is primarily attributed to general and administrative activities associated with entering into the banking software business as well as general and administrative costs associated with becoming a public reporting company.

Investor relation expense increased $25,000 and is attributable to consulting costs incurred to assist the company in public relations, drafting press releases, public appearances, and the general marketing of the Company.

Directors' fees decreased $27,500, or 41%, from $67,500 during fiscal 1998 to $40,000 in fiscal 1999. This is due to the reduction in shares granted to P. Plastino, during fiscal 1999 as compared to fiscal 1998, for services as Director and Chairman.

Interest Expense
----------------

Interest expense increased $9,361, or 22%, from $42,071 during fiscal 1998 to $51,432 in fiscal 1999. The increase is attributable to a rise in the average balance of loans payable during fiscal 1999 as compared to fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Through January 7, 2000 we have raised a total of approximately $343,000 of capital to fund the operations of the Company. As of September 30, 1999, we had bank indebtedness of $1,165 in addition to notes payable to companies affiliated with our Chairman of $546,219.

During fiscal 1999 cash provided by financing activities was $914,683. During fiscal 1998 cash provided by financing activities was $125,052. The increase is attributed to additional shares issued for cash and services in fiscal 1999.

Our existing capital resources will not be adequate to fund our operations for more than two to six months. We have not sustained positive earnings or cash flow and we are required to incur significant expenses to be competitive. Consequently, we will require additional funds during the next two to six months to successfully execute our strategy. Additional financing may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

o  rate at which we expand our sales and marketing operations;

o  extent to which we expand our products and services;

o extent to which we develop and upgrade our technology and data network infrastructure;

o  occurrence, timing, size and success of acquisitions; and

o  response of competitors to our service offerings.

We cannot predict the extent to which investor interest in the Company will lead to future sales of equity securities to fund our current business plan. It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of other debt instruments. Therefore, in early 2000 we plan on seeking new capital through the issuance of additional shares the Company, either through a public offering or private placement, at prices that have yet to be determined. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fee for these services.

Personnel
---------

Our future success depends to a significant extent on the ability to attract and retain qualified personnel. The market for experienced personnel is competitive, particularly in the areas of Internet technology and banking related Internet technology.

Impact of Year 2000 Computer Issues
-----------------------------------

All computer systems utilized by the Company, including the YourBankOnline system, were fully Y2K compliant ad did not experience Year 2000 transition issues. Management does not expect on-going Year 2000 transition issues will have a material impact on operations as all aspects of the system have been designed to accurately handle any Y2K issue.

Factors That May Affect Future Results Of Operations
----------------------------------------------------

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

Because we are a Development Stage Company and have a limited operating history, an investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet banking and electronic commerce markets. These risks include our ability to:

   o   successfully expand our sales and marketing efforts;

   o   develop and maintain strategic marketing relationships;

   o promote acceptance of our Internet banking services by customers of our client banks;

   o   respond effectively to competitive pressures;

   o   continue to develop and upgrade our technology; and

   o   attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving these goals, and there can be no assurance we will ever achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

We incurred net losses of approximately $451,000 for fiscal the year ending September 30, 1999 and approximately $1,108,000 from inception through September 30, 1999. At September 30, 1999, we had an accumulated deficit of approximately $1,108,000. We expect to incur significant operating losses on a quarterly basis in the future.

We  will  need  to  generate   significant  revenues  to  achieve  and  maintain
profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected. See "Liquidity and Capital Resources" for further information on our anticipated capital funding plans.

GOVERNMENT REGULATION

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues including user privacy, pricing, and the characteristics and quality of products and services. Any new laws or regulations relating to the Internet or the manner in which existing laws are applied to the Internet could adversely affect our business. Our primary customers are banks. The banking industry, including electronic banking, is regulated heavily, and we expect that this regulation will affect the relative demand for our products and services. In addition, through their ability to regulate our bank customers' system requirements, bank regulators can effectively regulate the required security systems, communication technologies and other features of our products and services. There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations addressing electronic banking or banking operations generally that could require us to modify our current or future products and services.

FORWARD-LOOKING STATEMENTS
--------------------------

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act does not apply to initial registration statements, including this filing by the Company. The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.


ITEM 7 -          FINANCIAL STATEMENTS
--------------------------------------

Reference is made to the financial statements and related notes and supplemental data under Item 13 filed with this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------

Not Applicable

                                    PART III


ITEM 9 -   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
-------------------------------------------------------
           CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
           ------------------------------------------------------------------

The table below lists, as of January 7, 2000, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.


                        Directors and Executive Officers

                                                                  Date First
                                                                     Elected
Name                                    Age                     or Appointed
----------------------------------------------------------------------------

Pakie Plastino, Chairman                50                         July 1997
William D. Doehne, COO                  46                         July 1997

Pakie Plastino. Mr. Plastino is Chairman and a Director of the Company. He spends 90% of his time on the affairs of the Company. The Company has employed him since March 1997. His responsibilities include recruiting, coordinating strategy, planning, and marketing. Mr. Plastino is an officer of Construction Lien and Credit Services, a Seattle-based company that provides lien filing and collection services for contractors, and ChekProtekt, a Seattle-based company that provides check collection services for merchants. Mr. Plastino has been involved with Construction Lien and Credit Services since 1993.

William D. Doehne. Mr. Doehne is the Chief Operating Officer and a Director of the Company. He spends 90% of his time on the affairs of the Company. Mr. Doehne is also the President of Contractors Directory, Inc.. Mr. Doehne has been associated with Contractors Directory since 1995. From 1991 to 1995 he was employed ChekProtekt.

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 1997, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

In 1999 an advisory group was formed to advise the Company on a variety of business and technology issues. This advisory group currently consists of five individuals, each with over fifteen years of experience in business leadership and/or technology capacities. These individuals were referred to the Company through investors and business relationships and were selected by the board of directors.

Jonathan J. Goody. Mr. Goody is a member of the Advisory Board of the Company. He is a former Vice President and sales executive for Private Business Inc. of Brentwood, Tennessee. Private Business is a software company that provides cash management software to small business through community bank partners. Private Business became a public company in June 1999. Mr. Goody's primary responsibility with Private Business included sales to banks located on the West Coast. Mr. Goody is also a founding partner of Bay Equity Real Estate Acquisitions, a private real estate holding company. Mr. Goody attended the University of Southern California where he received a Bachelor of Science Degree in Business Administration.

Curt Dean Blake. Mr. Blake was formerly the Chief Operating Officer of Starwave Corporation, a company involved in the collection of content sites on the Internet. Mr. Blake graduated from the University of Washington in 1980 when he received his Bachelor of Arts degree in Business Administration. In June 1983 he received his Juris Doctorate from the University of Washington and in 1984 he received his MBA from the University of Washington.

Gary L. Bylund. Mr. Bylund currently the President and Chief Executive Officer of Corporate Planning Systems, L.L.C., a company involved in employee benefit brokerage and consulting.

Jim David. Mr. David is the President of Trilogy Software, a mainframe software publisher. From 1996 through 1998 he was employed by Data I/O Corporation first as Vice President Worldwide Sales & Marketing and then as President. From 1992 through 1995 he was a Vice President of Aldus USA. Mr. David received both his MBA and B.S (Business Administration/Mathematics) from the University of Washington.

During Fiscal 1999, the Company awarded 25,000 shares of common stock to each member of the Advisory Board.

Involvement in Certain Legal Proceedings
----------------------------------------

         Steven Everett Coryell

         On December 20, 1995, a civil injunctive complaint was filed in the Fourth Judicial District Court in Boise, Idaho (Cause #CV0C95-06373D) charging that Steven Everett Coryell, the former Chief Executive Officer of Consolidated Data, and his company, National Investigative Consultants, Inc. violated the anti-fraud and registrations provisions of the Idaho Securities Act. The defendants admitted the allegations in the complaint, which included that they sold securities in the form of stock, distressed loans packages and limited partnership interests to 13 residents of the state of Idaho. A judgment was entered against the defendants on March 27, 1996. The court's order found that the defendants violated the securities laws and permanently enjoined them from engaging in such practices in the future. The court ordered full restitution to the investors in the amount of nearly $345,000. Stipulation for judgment and permanent injunction was entered on May 13, 1996. Mr. Coryell is the sole owner of DTEK Corporation, the owner of 2,685,000 common shares of the Company.

         Pakie Plastino

         On or around June 11, 1994, Pakie Plastino was debarred from acting in any capacity as a contractor in any federally funded construction project by the U.S. Department of Education. The term of the exclusion expired on or about August 28, 1995.

Family Relationships
--------------------

There are no family relationships between any of the officers and/or directors.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

Between April 1997 and March 1999, Pakie Plastino received 100,000 shares per month as compensation for his services.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During 1998, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 1998 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

The Company has no written employment agreements.

Other than that disclosed above, no compensation was paid during Fiscal 1998 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of January 11, 2000, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

                                5% Shareholders

Title                              Amount and Nature Percent
  of                               of Beneficial     of
Class   Name of Beneficial Owner   Ownership         Class #
------  ------------------------   -----------------  -------

Common  Pakie Plastino (1)         4,875,000          44.9%
Common  DTEK           (2)         2,685,000          24.7%

  TOTAL                            7,560,000          69.6% (3)(4)

#  Based on 10,864,000 shares outstanding as of January 11, 2000.

1. 4,650,000 of these shares are restricted pursuant to Rule 144. Mr. Plastino's address is 6912 220th Street S.W., Mountlake Terrace, Washington 98043.
2. All of these shares are restricted pursuant to Rule 144. Patricia J. Fishback votes these shares. Ms. Fishback's address is 2309 Mountain view Drive, #195, Boise, Idaho.
3. Does not reflect share purchase options for 250,000 shares of common stock issued to Wall Street Marketing Group Inc. for consulting services and does not include the conversion of preferred stock to common shares.
4. All 100,000 shares of Preferred Stock currently outstanding are owned beneficially and of record by HEP Trust Company, located at 22 Grapetree/Cocoplum West Bay Road, Grand Cayman Island, British West Indies.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of January 11, 2000.


                Shareholdings of Directors and Executive Officers


Title                                       Amount and Nature        Percent
 of                                             of Beneficial             of
Class   Name of Beneficial Owner                    Ownership        Class #
-----   ----------------------------        -----------------  -------------

Common  Pakie Plastino, Chairman & Director      4,875,000[1]        44.9%
Common  William D. Doehne                          250,000            2.3%
        Total                                    5,125,000           47.2%[2]


#  Based on 10,864,000 shares outstanding as of January 7, 2000.

[1] Mr. Plastino acquired 225,000 in March 1997; 1,500,000 shares in March 1997; 750,000 in April 1997; 500,000 on May 1, 1997; 1,200,000 on September 30, 1998;
and  700,000 in June 1999.
[2] Does not reflect share purchase options for 250,000 shares of common stock issued to Wall Street Marketing Group Inc. for consulting services and does not include the conversion of preferred stock to common shares.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

There have been no transactions since July 14, 1995 (Date of Inception), or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more that 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

On March 3, 1999, the Company engaged InterCorp., Inc. of Seattle, Washington to procure accounting and legal services necessary to produce current audited financial statements and to complete and file Form 10-SB with the Securities and Exchange Commission. InterCorp., Inc. also was to develop a business plan for the online banking system. InterCorp agreed to provide such services in exchange for 300,000 shares of restricted common shares. The services were deemed to have a value of $60,000. The Company issued 300,000 shares of common stock in March 1999 in consideration for services and $100. Through October 1999, the Company incurred costs associated with services to be provided by InterCorp, specifically accounting and legal costs associated with preparation of financial statements and the Form 10-SB. The Company paid these bills directly and InterCorp has reimbursed the Company $45,000 for these costs.

Through October 1999, the Company incurred $45,000 in accounting and legal costs associated with the preparation of financial statements and the Form 10-SB. These costs related to services that were to be provided by InterCorp. The Company paid these bills directly and, as of October 1999, InterCorp has reimbursed the Company in full for these costs.

The Company's independent auditor is unrelated to Inter Corp., Inc.

The Company has awarded 250,000 share purchase options to Wall Street Marketing Group, Inc., a firm that was hired to assist the Company in investor relations matter. To date Wall Street Marketing Group Inc. has exercised 75,000 of these share purchase options.

In December 1999, the Company sold 80,000 restricted common shares to unrelated third parties in a private placement. The purchasers of the shares also received a warrant to purchase an additional 40,000 common shares with an exercise price of $3.00 per share. The warrants expires September 22, 2000. The shares of common stock and warrants were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received cash proceeds of $120,000 from the sale of stock and warrants.


Item 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) The following documents are filed as part of this report:

1.       Index to Financial Statements

Independent Auditors' Reports

Consolidated Balance Sheets at September 30, 1999, 1998 and 1997

Consolidated Statement of Loss and Accumulated Deficit for the years ended September 30, 1999, 1998 and 1997

Consolidated Statement of Cash Flows for the years ended September 30, 1999, 1998 and 1997

Statement of Statement of Changes in Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997

Notes to Financial Statements


2. Financial  statement  schedules  required to be filed by Item 8 and paragraph
(d) of this Item 13:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. The exhibits are listed in the index of exhibits


(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c) The index of exhibits



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Consolidated Data, Inc.
                                              a Colorado corporation

Date: January 13, 2000                       By: /s/ Pakie Plastino
                                                 ---------------------
Pakie Plastino, Chairman of the Board and President (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 13, 2000                       By: /s/ Pakie Plastino
                                                 --------------------
Pakie Plastino, Chairman of the Board and President

Date: January 13, 2000                       By: /s/ William D. Doehne
                                                 -------------------------
William D. Doehne, Director and Chief Operating Officer

                             CONSOLIDATED DATA, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)



                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                TABLE OF CONTENTS


                                                                       Page

Accountant's Report                                                      1

Financial Statements
    Consolidated Balance Sheet                                         2-3
    Consolidated Statements of Loss
         and Accumulated Deficit                                         4
    Consolidated Statements of Cash Flows                                5
    Consolidated Statements of Changes in
         Stockholders' Equity                                          6-8

Notes to Financial Statements                                          9-12

                          Independent Auditor's Report




To the Board of Directors and Stockholders of Consolidated Data, Inc.
Mountlake Terrace, Washington

I have audited the accompanying Consolidated Balance Sheet of Consolidated Data, Inc. and subsidiary for the years ended September 30, 1999, 1998 and 1997 and the related Consolidated Statements of Loss and Accumulated Deficit, Consolidated Statement of Cash Flows for the periods then ended, and the Consolidated Statement of Changes in Shareholders' Equity. My responsibility is to express an opinion on these restated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Data, Inc. and subsidiary for the years ended September 30, 1999, 1998 and 1997, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Consolidated Data, Inc. will continue as a going concern. As discussed in Note 4 to the financial statements, Consolidated Data, Inc. is engaged in new operations, and the ability to continue to exist as a going concern relies on the company's ability to retain adequate financing and to generate sufficient sales. Management plans in this regard are described in Note 4. The financial statements do not include any adjustment that might result from the outcome of the uncertainty of future agreements, financings or sales.



/s/ W.L. Butcher, CPA PS
----------------------------

William L. Butcher, CPA P.S.
Everett, Washington
January 7, 2000

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------

                                     ASSETS
                                     ------


                                  9/30/99          9/30/98          9/30/97
                                ----------       ----------       ----------
CURRENT ASSETS

 Cash                           $(  1,165)       $     492        $     598
                                ----------       ----------       ----------
   Total Current Assets          (  1,165)             492              598

FIXED ASSETS

 Office Equipment                   6,891            3,348              -0-
 Less: Accumulated Depreciation  (  2,213)        (    670)             -0-
 Software                          25,000           25,000           25,000
 Less: Accumulated Amortization  ( 24,306)        ( 15,972)        (  7,639)
                                ----------       ----------       ----------
   Total Fixed Assets               5,372           11,706           17,631

OTHER ASSETS

 Directory Marketing Rights        75,000           75,000           75,000
 Online Banking Software          640,000              -0-              -0-
 Less: Accumulated Amortization  (104,189)        ( 23,145)        (  8,145)
                                ----------       ----------       ----------
   Total Other Assets             610,811           51,855           66,855
                                ----------       ----------       ----------
TOTAL ASSETS                    $ 615,018        $  64,053        $  84,814
                                ==========       ==========       ==========




















            See accompanying notes and independent auditor's report.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  9/30/99          9/30/98          9/30/97
                                ----------       ----------       ----------

LIABILITIES

 Payroll Taxes Payable          $     -0-        $     -0-        $   2,111
 Loans Payable-Construct. Lien    105,582          121,220          120,145
 Loans Payable-CheKproteKt        262,344          277,683          173,206
 Loans Payable-HEP Trust           64,000           64,000           64,000
 Accounts Payable                  36,134              -0-              -0-
 Advance From Shareholder       (     415)       (    475)         (   475)
 Accrued Interest Payable         114,293           62,859           20,788
                                ----------       ----------       ----------
   Total Liabilities              581,938          525,287          379,775

STOCKHOLDERS' EQUITY

 Common Stock, No Par Value,
  50,000,000  shares  authorized;
  5,026,000 shares issued and
  outstanding at September 30,
  1997;  6,456,000  shares issued
  and outstanding  at  September
  30,  1998;  and  10,784,000
  shares  issued  and outstanding
  at September 30, 1999         1,131,163          185,563          106,063
 Preferred Stock, 5,000,000
    shares authorized; 100,000
    issued and outstanding at
    September 30, 1997, 1998 and
    at September 30, 1999          10,050           10,050           10,050
  Accumulated Deficit          (1,108,133)       ( 656,847)       ( 411,074)
                                ----------       ----------       ----------
   Total Stockholders' Equity      33,080        ( 461,234)       ( 294,961)
                                ----------       ----------       ----------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY            $ 615,018        $  64,053        $  84,814
                                ==========       ==========       ==========


           See accompanying notes and independent auditor's report.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             CONSOLIDATED STATEMENT OF LOSS AND ACCUMULATED DEFICIT
                        SEPTEMBER 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------
                                                     Inception to  Inception to
                          Year Ended    Year Ended    Year Ended    Year Ended
                           9/30/99       9/30/98       9/30/97       9/30/99
                         -----------   -----------   -----------   -----------
Revenues
  Service revenue        $    27,558    $   17,515    $   29,518   $    74,591
                         -----------   -----------   -----------   -----------
    Gross Profit         $    27,558    $   17,515    $   29,518   $    74,591

Expenses
  Advertising                 15,776           -0-        36,589        52,365
  Accounting                   1,200           -0-           -0-         1,200
  Administration               2,000           -0-           -0-         2,000
  Amortization                89,378        23,333        15,784       128,495
  Audit fees                  10,000           -0-           -0-        10,000
  Bank charges                   415           321           423         1,159
  Consulting                  90,940         2,009        31,247       124,196
  Contract labor              15,532       102,201       197,217       314,950
  Depreciation                 1,544           670           -0-         2,214
  Directors fees              40,000        67,500        25,000       132,500
  Freight, delivery               62           -0-           -0-            62
  Insurance expense              -0-           -0-           105           105
  Internet expense             3,724           802           -0-         4,526
  Investor relations          25,000           -0-           -0-        25,000
  Legal, professional         39,746           -0-        17,092        56,838
  Licenses                       766         1,730           -0-         2,496
  Marketing                   11,349           -0-         9,260        20,609
  Meals, entertainment           691           -0-           189           880
  Miscellaneous expense          225         1,226         1,076         2,527
  Office expense              17,430           419        16,484        34,333
  Printing                     4,368           -0-           -0-         4,368
  Programming                  2,520           -0-           -0-         2,520
  Rent - equipment               -0-        12,974        12,443        25,417
  Rent - office                2,800         3,600        10,350        16,750
  Supplies                       -0-           110         1,599         1,709
  Taxes - payroll                -0-         1,649           -0-         1,649
  Telephone                   12,627         1,964         2,258        16,849
  Transfer agent fees          2,139           -0-           -0-         2,139
  Travel                      33,809           -0-         4,400        38,209
  Wages and salaries             -0-           -0-        10,754        10,754
  Website fees                 3,372           709        27,545        31,626
                         -----------   -----------   -----------   -----------
     Total Expenses      $   427,413   $   221,217   $   419,815   $ 1,068,445
                         -----------   -----------   -----------   -----------

Loss From Operations     $(  399,855)  $ ( 203,702)  $(  390,297)  $(  9938549)

Other Income & Expense
  Other income                   -0-           -0-            10            10
  Interest income                  1           -0-             1             2
  Other expense                  -0-           -0-           -0-           -0-
  Interest expense        (   51,432)   (   42,071)   (   20,788)   (  114,291)
                         -----------   -----------   -----------   -----------
     Total Other
     Income & Expense    $(   51,431)  $(   42,071)  $(   20,777)  $(  114,279)
                         -----------   -----------   -----------   -----------
Net Loss                  (  451,286)   (  245,773)   (  411,074)   (1,108,133)

Accumulated Deficit,
beginning of period       (  656,847)   (  411,074)          -0-           -0-

Accumulated Deficit,
end of period            $(1,108,133)  $(  656,847)  $(  411,074)  $(1,108,133)
                         ===========   ===========   ===========   ===========

           See accompanying notes and independent auditor's report.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDING
                        SEPTEMBER 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------------------

                                                                   Inception to  Inception to
                                       Year Ended    Year Ended    Year Ended    Year Ended
                                        9/30/99       9/30/98       9/30/97       9/30/99
                                       -----------   -----------   -----------   -----------
Cash Flows From
Operating Activities:

Net Loss                               $(  451,286)  $(  245,773)  $(  411,074)  $(1,108,133)
                                       -----------   -----------   -----------   -----------
Adjustments to Reconcile
Net Loss to Net Cash
Provided by Operating Activities
   Net Cash Provided by
   Operating Expenses:
      Depreciation & Amortization           90,921        24,003        15,784       130,708
      (Increase) Decrease In:
         Office Equipment               (    3,543)    (   3,348)          -0-    (    6,891)
         Software                              -0-           -0-     (  25,000)   (   25,000)
         Directory Marketing Rights            -0-           -0-     (  75,000)   (   75,000)
         Online Banking Software        (  640,000)          -0-           -0-    (  640,000)
      Increase (Decrease) In:
         Payroll Taxes                         -0-     (   2,111)        2,111           -0-
         Accounts Payable                   36,134           -0-           -0-        36,134
         Accrued Interest Payable           51,434        42,071        20,788       114,293
                                       -----------   -----------   -----------   -----------

Total Adjustments                       (  465,054)       60,615     (  61,317)   (  465,756)

Net Cash Provided by
Operating Activities:                   (  916,340)    ( 185,158)    ( 472,391)   (1,573,889)

Cash Flows From
Financing Activities:
   Loans Payable                        (   30,977)      105,552       357,351       431,926
   Advances-Shareholder                         60           -0-     (     475)   (      415)
   Common Stock                            945,600        79,500       106,063     1,131,163
   Preferred Stock                             -0-           -0-        10,050        10,050
                                       -----------   -----------   -----------   -----------
Net Cash Received From
Financing Activities:                      914,683       125,052       472,989     1,572,604

Cash Beginning of Periods                      492           598           -0-           -0-

Cash End of Periods                     (    1,165)          492           598    (    1,165)
                                       ===========   ===========   ===========  ============

           See accompanying notes and independent auditor's report.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        SEPTEMBER 30, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------
                                  Number of Shares           Amount
                                --------------------   --------------------   Accumulated
                                 Common    Preferred    Common    Preferred     Deficit       Total
                                ---------  ---------   ---------  ---------   -----------   ---------
BALANCE AT INCEPTION,
JULY 14, 1995                         -0-        -0-         -0-        -0-           -0-         -0-

May 1996 issuance of
100,000 shares
preferred stock                       -0-    100,000         -0-     10,050           -0-      10,050

June 1996 issuance of
1,701,000 shares
common stock pursuant
to 504 Reg D at
$0.0005 per share               1,701,000        -0-         851        -0-           -0-         851

Net Loss - Year Ended
September 30, 1996                    -0-        -0-         -0-        -0-      ( 38,561)   ( 38,561)
                                ---------  ---------   ---------  ---------   -----------   ---------
BALANCE,
SEPTEMBER 30, 1996              1,701,000    100,000         851     10,050      ( 38,561)   ( 27,660)


March 1997 issuance
of shares of common
stock pursuant to
504 Reg D at $0.0005
per share                         225,000        -0-         112        -0-           -0-         112

March 1997 issuance
of 1,500,000 shares
of common stock for
directory marketing
rights at $0.05 per
share                           1,500,000        -0-      75,000        -0-           -0-      75,000

April 1997 issuance
of 1,000,000 shares
of common stock for
acquisition of Con-
tractors Directory,
Inc.                            1,000,000        -0-         100        -0-           -0-         100

Issuance of shares
for directors fees
pursuant to direc-
tors' resolution
dated May 1, 1997
at $0.05 per share                500,000        -0-      25,000        -0-           -0-      25,000

Issuance of shares
for attorney and
secretarial services
at $0.05 per share                100,000        -0-       5,000        -0-           -0-       5,000


           See accompanying notes and independent auditor's report.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        SEPTEMBER 30, 1999, 1998 and 1997

-----------------------------------------------------------------------------------------------------
                                  Number of Shares           Amount
                                --------------------   --------------------   Accumulated
                                 Common    Preferred    Common    Preferred     Deficit       Total
                                ---------  ---------   ---------  ---------   -----------   ---------
Net Loss - Year Ended
September 30, 1997                    -0-        -0-         -0-        -0-      (372,513)   (372,513)

BALANCE,
SEPTEMBER 30, 1997              5,026,000    100,000     106,063     10,050      (411,074)   (294,961)


October-December
1997 issuance of
shares pursuant to
504 Reg D private
placement at $0.15
per share                          80,000        -0-      12,000        -0-           -0-      12,000

August 1998
issuance of shares
for consulting
services at
$0.05 per share                   150,000        -0-       7,500        -0-           -0-       7,500

September  1998
issuance of shares
for directors fees
pursuant to direc-
tors' resolution
dated May 1, 1997
at $0.05 per share              1,200,000        -0-      60,000        -0-           -0-      60,000

Net Loss - Year Ended
September 30, 1998                    -0-        -0-         -0-        -0-      (245,773)   (245,773)

BALANCE,
SEPTEMBER 30, 1998              6,456,000    100,000     185,563     10,050      (656,847)   (461,234)


March 1999
issuance of shares
for consulting
services at
$0.20 per share                    25,000        -0-       5,000        -0-           -0-       5,000

March 1999
issuance of shares
for legal, account-
ing and consulting
services at
$0.20 per share                   300,000        -0-      60,000        -0-           -0-      60,000

March 1999
issuance of shares
for online banking
software rights at
$0.20 per share                 2,000,000        -0-     400,000        -0-           -0-     400,000


           See accompanying notes and independent auditor's report.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        SEPTEMBER 30, 1999, 1998 and 1997

-----------------------------------------------------------------------------------------------------
                                  Number of Shares           Amount
                                --------------------   --------------------   Accumulated
                                 Common    Preferred    Common    Preferred     Deficit       Total
                                ---------  ---------   ---------  ---------   -----------   ---------
April 1999 issuance
of shares pursuant
to exercise of
private placement
stock option;
25,000 shares at
$1.00; 25,000
shares at $2.00;
and 25,000 shares
at $5.00                           75,000        -0-     200,000        -0-           -0-     200,000

April 1999 addi-
tional issuance
of shares for
online banking
software at $0.20
per share                       1,200,000        -0-     240,000        -0-           -0-     240,000

May 1999 issuance
of shares for con-
sulting services
at $0.20 per share                 28,000        -0-       5,600        -0-           -0-      5,600

June 1999 issuance
of balance of shares
for directors fees at
$0.05 per share pur-
suant to directors
resolution dated
May 1, 1997                       700,000        -0-      35,000         -0-           -0-     35,000

Net Loss - Year Ended
September 30, 1999                    -0-         -0-        -0-        -0-      (451,286)  ( 451,286)
                                ---------  ---------   ---------  ---------   -----------   ---------
BALANCE,
SEPTEMBER 30, 1999             10,784,000    100,000   1,131,163     10,050    (1,108,133)     33,080
                               ==========  =========   =========  =========   ===========   =========


           See accompanying notes and independent auditor's report.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------


Note 1.  The Company
--------------------

Consolidated Data, Inc. (formerly Attache' Holdings, Ltd), a Colorado corporation, (the "Company") initially was capitalized in May 1996 through an issuance of 100,000 shares of its preferred stock in consideration for $10,050. Shortly thereafter in June 1996, the Company commenced an offering of up to 20,000,000 shares of its common stock in units of 5,000 shares for $2.50 per unit pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company sold a total of 1,926,000 common shares in this Regulation D offering.

In early 1997, the company acquired all of the marketing rights to its electronic directory system for Colorado, California and New Mexico for 1,500,000 common shares of the Company's restricted stock. These electronic directories, through extensive use of state-of-the-art computer and Internet telecommunications technology, will provide comprehensive listings of available sub-contractors and materials suppliers as well as daily up-dated information on other key items such as building permits, bid lists and credit and lien information. Each of the companies electronic directories will cover a specific region of the country which can be readily accessed by anyone involved in real estate activities. Essentially, they will constitute geographic "Contractor's Electronic Yellow Pages" which will be much superior to and considerably less expensive than the traditional telephone directory yellow pages.

The Company soon realized the large potential of this business and effective April 20, 1997 the Company assumed all worldwide rights and ownership to the electronic directory system by acquiring 100% of the issued and outstanding common stock of Contractors Directory, Inc., a Washington corporation, in exchange for 1,000,000 common shares of the Company's restricted stock.

Funding for development by the Company's electronic directory system was obtained by the Company's wholly-owned subsidiary through short-term loans arranged by the Company's management.

As an expansion of the Company's Internet business on March 10, 1999, the Company acquired from DTEK Corporation all worldwide rights, exclusively and irrevocably, to DTEK's proprietary online Internet technology and software for $640,000 payable as follows:

     1. $400,000 paid by the issuance of 2,000,000 common shares of the Company's restricted stock at $0.20 per share.

     2. $240,000 paid at the rate of $10,000 per license use or the stock equivalent at the rate of $0.20 per share of the Company's restricted common stock or 1,200,000 shares. The cash or the stock must be paid by the Company twelve months from the date of the contract or by March 10, 2000.

On April 12, 1999 the Company authorized and did issue 1,200,000 shares of its restricted common stock in full satisfaction of its agreements with DTEK Corporation above.

As a part of the Company's online banking software acquisition, DTEK Corporation has assigned to the Company all rights and title to an existing software license between DTEK and Global Payment Systems, LLC which shall include payments from River City Bank of Sacramento, subject to DTEK receiving the balance of the initial licensing revenues as compensation for its consulting and support. All residual income will go to Consolidated Data, Inc.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------


Note 2.  Consulting Agreements
------------------------------

On March 3, 1999 in response to newly instituted public company regulatory requirements, the Company engaged InterCorp, Inc. to procure accounting and legal services necessary to produce current audited financial statements and to complete and file form 10SB with the SEC. InterCorp, Inc. also was to develop a business plan for the online banking system. The Company issued 300,000 restricted common shares as payment for the $60,000 fee charged by InterCorp, Inc. at $0.20 per share.

On March 1, 1999 the Company engaged Wall Street Marketing Group, Inc. as a consultant for twelve (12) months to represent, advise, counsel and assist the Company in public relations, public appearances and the marketing of the Company. Wall Street Marketing Group, Inc. was also engaged to disseminate information from the Company to licensed members of the securities industry. Services to be performed do not relate to NASD activities or financing. In addition to a consulting fee of $5,000 per month for twelve (12) months, the Company also granted stock options on the Company's stock to be exercised by May 1, 2000 as follows:

          1)  25,000 shares priced at $1.00 per share;
          2)  25,000 shares priced at $2.00 per share;
          3)  25,000 shares priced at $5.00 per share;
          4)  25,000 shares priced at $10.00 per share;
          5)  25,000 shares priced at $15.00 per share;
          6)  25,000 shares priced at $20.00 per share;
          7)  25,000 shares priced at $25.00 per share;
          8)  25,000 shares priced at $30.00 per share;
          9)  25,000 shares priced at $40.00 per share;
         10)  25,000 shares priced at $50.00 per share.

As of June 30, 1999, Wall Street Marketing Group had exercised options to purchase the Company's common stock as follows: 25,000 shares at $1.00, 25,000 shares at $2.00, and 25,000 shares at $5.00 for a total of 75,000 shares for $200,000.


Note 3.  Summary of Significant Accounting Policies
---------------------------------------------------

These Financial Statements include all of the assets, liabilities and results of operation of the Company. The Company operates on a fiscal year basis beginning October 1 and ending September 30. Property and equipment are stated at the lower of cost or fair market value less accumulated depreciation and amortization. Depreciation is computed for financial statement purposes as well as for federal income tax purposes using the MACRS (Modified Accelerated Cost Recovery System) method of depreciation. Equipment is depreciated over five years. Software is amortized over three years. Electronic directory marketing rights and online banking license rights are amortized over five years. All depreciation and amortization methods used are in accordance with GAAP.

Cost of start-up activities including organization costs, were expensed as incurred for both Consolidated Data, Inc. and Contractors Directory, Inc. in accordance with SOP 98-5. These consolidated financial statements include the accounts of Contractors Directory, Inc., a wholly owned subsidiary. Intercompany transactions have been eliminated.

                     CONSOLIDATED DATA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

Note 3.  Summary of Significant Accounting Policies - continued
---------------------------------------------------

Effective April 20, 1997, Attache Holdings, Inc. acquired 100% of the issued and outstanding common stock of Contractors Directory, Inc., a Washington corporation, in a stock for stock acquisition (accounted for as a pooling of interest) in exchange for 1,000,000 shares of the Company's restricted common stock. The two shareholders who held 100% of the stock of Contractor's Directory, Inc. exchanged their stock for the 1,000,000 shares of common stock of Attache as follows:

   Pakie Plastino             traded all of his holdings for 750,000 shares
   William D. Doehne          traded all of his holdings for 250,000 shares


Note 4.  Going Concern
----------------------

Because of a deficiency in working capital and significant operating losses, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company currently has plans to raise sufficient working capital through equity financing and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.


Note 5.  Company Facilities
---------------------------

The Company currently rents shared office space on a month-to-month basis from Construction Lien and Credit Service, Inc., 6912-220th Street SW, Suite 320, Mountlake Terrace, Washington 98043, for which it is charged $300 per month.


Note 6.  Income Tax
-------------------

Consolidated Data, Inc. and Contractors Directory, Inc. each file separate federal income tax returns. The net operating loss for Consolidated Data, Inc. is $(117,502) and will begin expiring in the year 2010. The net operating loss for Contractors Directory, Inc. is $(524,130) and will begin expiring in the year 2010.


Note 7.  Certain Relationships
------------------------------

Pakie V. Plastino, President of the company, has periodically funded the Company over the past three years through loans from Construction Lien and Credit Services, Inc. and CheKproteKt, Inc., companies under the ownership and control of Mr. Plastino. Such loans will be paid back consistent with the Company's capital requirements.


Note 8. Subsequent Event (Unaudited)
------------------------------------

In December 1999, the Company sold 80,000 restricted common shares to unrelated third parties in a private placement. The purchasers of the shares also received a warrant to purchase an additional 40,000 common shares with an exercise price of $3.00 per share. The warrant expires September 22, 2000. The shares of common stock and warrants were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received cash proceeds of $120,000 from the sale of stock and warrants.

Exhibit index

3.1 *Articles of Incorporation

3.2 *BYLAWS

4 *Amendment to Form D

21 *Subsidiaries of the Registrant

23 *Consent of Accountants

27 Financial Data Schedule


* These documents have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein