Form 10QSB
period 1999-12-31
CONSOLIDATED DATA INC
filed 2000-02-15
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                    OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________

                         Commission File Number: 000-21969

                            CONSOLIDATED DATA, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Colorado, United States                                 84-1343219
---------------------------------                   ---------------------------
(State or other jurisdiction                        (I.R.S. Employer ID Number)
of incorporation or organization)

  6912 220th Street SW, Mountlake Terrace, WA 98043
-----------------------------------------------------
(Address of principal executive offices)   (Zip code)


        Registrant's telephone number, including area code (425) 672-6735
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X                 NO
                             -----                  -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                         Shares outstanding at January 31, 2000
------------------------------            -------------------------------------
Common Stock, no par value                                    10,914,000
Preferred stock, no par value                                    100,000

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        - Consolidated Balance Sheets

        - Consolidated Statements of Operations

        - Consolidated Statements of Cash Flows

        - Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             CONSOLIDATED DATA, INC.

                                 BALANCE SHEETS

                                                                              December 31,    September 30,
                                                                                  1999            1999
                                                                             --------------  --------------
                                                                               (UNAUDITED)
ASSETS

Current assets:
  Cash                                                                       $   115,829      $   (1,165)

Property and equipment:
  Online banking software                                                        640,000          640,000
  Directory marketing rights                                                      75,000           75,000
  Software                                                                        25,000           25,000
  Office equipment                                                                 6,892            6,892
                                                                              -----------      -----------
                                                                                 746,892          746,892
  Less accumulated depreciation and amortization                                (167,497)        (130,708)
                                                                              -----------      -----------
                                                                                 579,395          616,183
                                                                              -----------      -----------
Total assets                                                                 $   695,224      $   615,018
                                                                              ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $    52,293      $    36,134
  Notes payable - CheKprotKt                                                     253,544          262,344
  Notes payable - Construction Lien Services                                     109,783          105,582
  Notes payable - HEP Trust                                                       64,000           64,000
  Accrued interest payable                                                       127,793          114,293
                                                                              -----------      -----------
  Total liabilities                                                              607,413          581,938

Stockholders' equity (deficit):
  Common stock, no par value, 50,000,000 shares authorized,
  10,864,000 and 10,784,000 shares issued and outstanding at
    December 31, 1999 and September 30, 1999, respectively.                    1,251,163        1,131,163
  Preferred stock, no par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding at December 31, 1999 and September
    30, 1999.                                                                     10,050           10,050
  Accumulated deficit                                                         (1,173,402)      (1,108,133)
                                                                              -----------      -----------
  Total stockholders' equity                                                      87,811           33,080
                                                                              -----------      -----------
Total liabilities and stockholders' equity                                   $   695,224      $   615,018
                                                                              ===========      ===========
                           See accompanying footnotes

                             CONSOLIDATED DATA, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------------
                                                                  1999                      1998
                                                              ------------              ------------
Revenues                                                      $         0               $         0

Operating expenses:
   General and administrative                                      (4,728)                    4,225
   Sales and marketing                                             19,191                         0
   Systems and development                                         39,244                     2,083
                                                              ------------              ------------
                                                                   53,707                     6,308
                                                              ------------              ------------
Operating loss                                                    (53,707)                   (6,308)

Other expense:
   Interest expense                                                11,562                    13,144
                                                              ------------              ------------

Net loss                                                      $   (65,269)                $ (19,452)
                                                              ============              ============


Net loss per common share - basic and diluted                 $     (0.01)              $    (0.003)
                                                              ============              ============

Weighted average shares outstanding -
basic and diluted                                              10,784,889                 6,456,000

                           See accompanying footnotes

                             CONSOLIDATED DATA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three months ended
                                                             December 31,
                                                      -----------------------
                                                         1999         1998
OPERATING ACTIVITIES:                                 ----------   ----------

 Net loss                                             $ (65,269)   $ (19,452)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                          36,789        6,000
  Changes in operating assets and liabilities:
  Accounts payable                                       16,159            -
  Accrued liabilities                                    13,500       13,144
                                                      ----------   ----------
  Net cash used in operating activities                   1,179         (308)

  INVESTING ACTIVITIES:
  Net cash used in investing activities                       -            -

  FINANCING ACTIVITIES:
  Repayment of notes payable                             (4,185)           -
  Proceeds from the issuance of common stock            120,000            -
                                                      ----------   ----------
  Net cash provided by financing activities             115,815            -
                                                      ----------   ----------
  Net increase in cash                                $ 116,994    $    (308)

  Cash at the beginning of the period                   (1,165)          492
                                                      ----------   ----------
  Cash at the end of the period                       $ 115,829    $     184
                                                      ==========   ==========

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                      -           -

                           See accompanying footnotes

                             CONSOLIDATED DATA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the instructions for Form 10Q-SB and Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1999.

2. In December 1999, the Company sold 80,000 restricted common shares to unrelated third parties in a private placement. The purchasers of the shares also received a warrant to purchase an additional 40,000 common shares with an exercise price of $3.00 per share. The warrant expires September 22, 2000. The shares of common stock and warrants were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received cash proceeds of $120,000 from the sale of stock and warrants.

3. In March 1999, the Company acquired online banking software in exchange for 3.2 million shares of the Company's restricted common stock. For accounting purposes, the online banking software is recorded at $640,000 and is being amortized over its expected useful life of five years.

4. Net loss per share has been computed in accordance with SFAS 128, which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. Potentially dilutive options and warrants to purchase 215,000 shares of common stock with a weighted average exercise price of $22.65 per share were outstanding at December 31,1999. In addition, there are 450,000 common shares issuable upon conversion of the redeemable convertible preferred stock outstanding at December 31, 1999. There were no outstanding options or warrants to purchase shares of common stock outstanding at December 31, 1998 other than the 450,000 common shares issuable upon conversion of the redeemable convertible preferred stock. The diluted effects of the outstanding options, warrants, and convertible securities were not included in the computation of historical diluted loss per share for the periods outstanding because the Company reported a loss and, therefore, the effect would be anti-dilutive. The figures above exclude agreements that provide for additional options to be granted to consultants and/or prospective employees, upon approval by the Company's Board of Directors. As of December 31, 1999, these agreements include options to purchase an aggregate of 1.8 million common shares at $1.00 per share, subject to certain vesting requirements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

Consolidated Data Inc. (the "Company") is a development stage company. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd. In November of 1998, Attache Holdings Ltd. became Consolidated Data, Inc.

The Company was inactive until it acquired Contractor's Directory, Inc.("Contractors Directory") on April 17, 1997 via a stock for stock acquisition. From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry. This included development of "contractors-directory.com". Use of Contractors Directory allows public information to be downloaded, via the Internet, and reformatted for ease of use by contractors and suppliers. This includes credit and building permit information.(See "Contractors Directory") Contractor Directory is a wholly-owned subsidiary of the Company.

In March 1999 the Company purchased a software system, "YourBankOnline", which is now the primary focus and operation of the Company. The Company still maintains the contractors-directory.com Web site. However, the Company is no longer marketing the Contractors Directory business and is evaluating its options with regard to continuing this line of its business. Consequently, management expects the revenue and cash-flow related to Contractors Directory to be nominal during future periods. In future periods, management expects to derive substantially all of its revenues from products and services provided to banks, the banks' customers and other participants in the financial services industry.

Overview

YourBankOnline is a software product that enables small to medium sized banks to offer their retail and commercial customers, banking and financial services over the Internet. This product enables banks to offer their customers an array of products, services and transactions over the Internet in a secure environment. The Company acquired the YourBankOnline software in March 1999. During the quarter ending December 31, 1999, our principal activities consisted of recruiting employees, developing our business strategy, and raising capital for the growth of YourBankOnline. The company has not yet generated revenues from YourBankOnline.

To date, the majority of our resources have been directed to developing our business plan, building our infrastructure, forming exclusive strategic marketing alliances, and building our sales and marketing, management, and technology personnel. We anticipate our operating expenses will increase substantially in future periods as we increase our sales force, significantly increase our marketing and branding efforts, continue to develop new distribution channels, fund greater levels of product development and technology, and expand our support staff and facilities to facilitate our growth. Accordingly, we may incur additional losses in future periods.

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1998

Revenues

During the quarters ending December 31, 1999 and December 31, 1998 the Company did not generate any revenues. Management expects that it will begin to generate revenues from licensing the YourBankOnline banking software during either the second or third quarter of the fiscal year ending September 30, 2000. Management expects that Contractors Directory will not generate any significant revenues in future periods.

Expenses

Total expenses increased $47,339, or 751%, from $6,309 during the quarter ending December 31, 1998 to $53,707 during quarter ending December 31, 1999. This increase is primarily attributable to costs incurred to continue the initial development of the online banking business.

General and administrative expense decreased $8,983, or 213%, from $4,225 during the quarter ending December 31, 1998 to a negative $4,728 during quarter ending December 31, 1999. In October 1999, the Company received a $45,000 refund from a vendor that provided financial planning and regulatory filing assistance. If this refund had not had been received, general and administrative expense for the In addition, general and administrative expense quarter ending December 31, 1999 would have been $40,272.

Sales and marketing expense increased $19,191, from nil during the quarter ending December 31, 1998 to $19,191 during the quarter ending December 31, 1999. The increase is primarily attributed to costs incurred to develop and prepare sales and marketing materials as well as travel costs related to sales and marketing activities.

Systems and development expense increased $37,161, or 1784%, from $2,083 during the quarter ending December 31, 1998 to $39,244 during the quarter ending December 31, 1999. This increase was primarily attributable the amortization of the cost to acquire the online banking software. The banking software was acquired at a cost of $640,000 and is being amortized over its expected useful life of five years. In addition, the increase is attributed to costs incurred to develop the Company's Web and Internet infrastructure as well as maintain the online banking software.

Interest expense decreased $1,582, or 12%, from $13,144 during the quarter ending December 31, 1998 to $11,562 during the quarter ending December 31, 1999. This decrease was the result of a decrease in notes payable due to repayments made during the current quarter ending December 31, 1999.

The net loss increased $45,817, or 236%, from $19,452 during the quarter ending December 31, 1998 to $65,269 during the quarter ending December 31, 1999.

Liquidity and Capital Resources

Through December 31, 1999 the Company has raised a total of approximately $343,000 of capital to fund the operations of the Company. As of December 31, 1999, we had notes payable and accrued interest, in the amount of $579,394, due to companies affiliated with our Chairman and CEO.

During the quarter ended December 31, 1999 cash provided by financing activities was $115,815 as compared to nil during the comparable quarter ended December 31, 1998. The increase is primarily attributed to additional shares of common stock which were issued for cash. In December 1999, the Company sold 80,000 restricted common shares to unrelated third parties in a private placement. The purchasers of the shares also received a warrant to purchase an additional 40,000 common shares with an exercise price of $3.00 per share. The warrant expires September 22, 2000. The shares of common stock and warrants were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received cash proceeds of $120,000 from the sale of stock and warrants.


Management believes that our existing capital resources will not be adequate to fund our operations through the second quarter of the fiscal year ending September 30, 2000. We have not sustained positive earnings or cash flow and we are required to incur significant expenses to be competitive. Consequently, we will require additional funds during the next two to six months to successfully execute our strategy. Additional financing may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

o        rate at which we expand our sales and marketing operations;

o        extent to which we expand our products and services;

o extent to which we develop and upgrade our technology and data network infrastructure;

o        occurrence, timing, size and success of acquisitions; and

o        response of competitors to our service offerings.


We cannot predict the extent to which investor interest in the Company will lead to future sales of equity securities to fund our current business plan. It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of other debt instruments. Therefore, in early 2000 we plan on seeking new capital through the issuance of additional shares the Company, either through a public offering or private placement, at prices that have yet to be determined. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay a fee for these services.

Personnel

Our future success depends to a significant extent on the ability to attract and retain qualified personnel. We will need to hire a significant number of personnel in the near future, to successfully implement our business plan. The market for experienced personnel is competitive, particularly in the areas of Internet technology and Internet banking related technology.

Securities and Exchange Commission Inquiry

The Securities and Exchange Commission is conducting an inquiry, as to the valuation and related disclosures surrounding the acquisition of the online banking software. The purchase and sale agreement between the Company and DTEK (the seller of the software) provided a valuation of $10 million dollars. For accounting purposes, the software was valued at $640,000, and is being amortized over its estimated useful life of five years. The company, its Chairman, and other related parties are cooperating fully in this inquiry or investigation.

Impact of Year 2000 Computer Issues

All computer systems utilized by the Company, including the YourBankOnline system, were fully Y2K compliant and did not experience Year 2000 transition issues. Management does not expect on-going Year 2000 transition issues will have a material impact on operations as all aspects of the system have been designed to accurately handle any Y2K issue.

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

We incurred net losses of $65,269 for the quarter ending December 31, 1999 and $1,173,402 from inception through December 31, 1999. At December 31, 1999, we had an accumulated deficit of $1,173,402. We expect to incur significant operating losses on a quarterly basis in the future.

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

Government regulation

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues including user privacy, pricing, and the characteristics and quality of products and services. Any new laws or regulations relating to the Internet or the manner in which existing laws are applied to the Internet could adversely affect our business. Our primary customers are banks. The banking industry, including electronic banking, is heavily regulated, and we expect that this regulation will affect the relative demand for our products and services. In addition, through their ability to regulate our bank customers' system requirements, bank regulators can effectively regulate the required security systems, communication technologies and other features of our products and services. There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations addressing electronic banking or banking operations generally that could require us to modify our current or future products and services.

Forward-looking statements

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result", "are expected to", "will continue", " is anticipated", "estimated", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act does not apply to initial registration statements. The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the preceding and following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8K

         Exhibits:

         None.

         Reports on Form 8K:

         None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Consolidated Data, Inc.



Date: February 14, 2000                      /s/ Pakie V. Plastino
      ------------------------------        -----------------------------------
                                            Pakie V. Plastino
                                            Chief Executive Officer and Director


Date: February 14, 2000                      /s/ William D. Doehne
      ------------------------------        -----------------------------------
                                            William D. Doehne
                                            Chief Operating Officer and Director