Form 10QSB
period 2000-03-31
CONSOLIDATED DATA INC
filed 2000-05-10
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             For the Quarter Ended
                                 March 31, 2000

                         Commission File Number:  000-26969

                            Your Bank Online.com, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                        84-1343219
---------------------------------                   ---------------------------
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

                             Consolidated Data, Inc.
                             -----------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

Number of common shares outstanding as of the close of the period covered by this report: 12,048,095 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT


                           Your Bank Online.com, Inc.
                             Condensed Balance Sheet
                                  (in Dollars)


                                     ASSETS

                                                     As of             As of
                                                   March 31         September 30
                                                     2000              1999
                                                  -----------       -----------

CURRENT ASSETS

  Cash in Bank                                    $    2,358        $   (1,165)
  Subscription Receivable                             89,337               -0-
  Accounts Receivable                                 24,140               -0-


         Total Current Assets                        115,835            (1,165)


FIXED ASSETS

  Office Equipment                                    17,054             6,891
  Less: Accumulated Depreciation                      (3,580)           (2,213)
  Software                                            25,000            25,000
  Less: Accumulated Amortization                     (25,000)          (24,306)
                                                  -----------       -----------

         Total Fixed Assets                           13,474             5,372

OTHER ASSETS

  Directory Marketing Rights                          75,000            75,000
  Online Banking Software                            640,000           640,000
  Less: Accumulated Amortization                    (161,273)       (  104,189)
                                                  -----------       -----------

         Total Other Assets                          553,727           610,811
                                                  -----------       -----------

TOTAL ASSETS                                      $  683,036        $  615,018
                                                  ===========       ===========



The accompanying notes are an integral part of these financial statements.

                           Your Bank Online.com, Inc.
                             Condensed Balance Sheet
                                  (in Dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     As of             As of
                                                   March 31         September 30
                                                     2000              1999
                                                  -----------       -----------

CURRENT LIABILITIES

  Accounts Payable                                $   70,769        $   36,134
  Loans Payable                                          -0-           431,511
  Wages Payable - Officer                             37,500               -0-
  Interest Payable                                       -0-           114,293
                                                  -----------       -----------

         Total Current Liabilities                   108,269           581,938


STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 6,456,000 shares issued
  and outstanding at September 30, 1998;
  10,784,000 shares at September 30, 1999;
  and 12,048,095 shares at March 31, 2000          2,060,258         1,131,163
Preferred Stock, 5,000,000 shares authorized;
  100,000 issued and outstanding at September
  30, 1998 and 1999, and at March 31,2000             10,050            10,050
Accumulated Deficit                               (1,495,541)       (1,108,133)
                                                  -----------       -----------

         Total Stockholders' Equity                  574,767            33,080
                                                  -----------       -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $  683,036        $  615,018
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                           Your Bank Online.com, Inc.
                        Condensed Statement of Operations
                                  (in Dollars)


                                 For the three            For the six
                                 months ended             months ended
                             --------------------     --------------------

                              March 31   March 31      March 31   March 31
                                2000      1999           2000       1999
                             ---------  ---------     ---------  ---------



Sales and Service Revenue    $  25,465  $  13,970     $  26,465  $  13,970
                             ---------  ---------     ---------  ---------

Operating Expenses:
General and administrative     245,191     86,548       240,463     91,276
Sales and marketing             94,805     60,000       113,996     60,000
Systems and development          2,694        -0-        41,938      2,038
                             ---------  ---------     ---------  ---------

Total Operating Expenses     $ 342,690  $ 146,548     $ 396,397  $ 153,359
                             ---------  ---------     ---------  ---------

Other Expense                    5,914     11,572        17,476     24,716
                             ---------  ---------     ---------  ---------


Net Income (Loss)            $(322,139) $(158,120)    $(387,408) $(164,105)
                             =========  =========     =========  =========


Net Income (Loss)
per Common Share (1)         $(   .027) $(   .021)    $(   .032) $(   .022)
                             =========  =========     =========  =========


Dividends per Common Share   $     -0-  $     -0-     $     -0-  $     -0-
                             =========  =========     =========  =========


Notes:

(1) Based on net income,
    divided by average
    number of common
    shares outstanding of   12,048,095  7,581,000    12,048,095  7,581,000

The accompanying notes are an integral part of these financial statements.

                           Your Bank Online.com, Inc.
                        Condensed Statement of Cash Flows
                                  (in Dollars)


                                                   For the three months ended
                                                 -----------------------------
                                                   March 31          March 31
                                                     2000              1999
                                                 ------------      -----------

Cash Flows From Operating Activities:

Net Income (Loss)                                $  (322,139)      $ (144,653)

Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Expenses:
  Depreciation & Amortization                         22,356           56,045
  (Increase) Decrease In:
     Accounts Receivable                             (24,140)             -0-
     Furniture & Fixtures                            (10,163)             -0-
     Subscription Receivable                         (89,337)             -0-
  Increase (Decrease) In:
     Accounts Payable                                 18,476              -0-
     Accrued Liabilities                            (127,793)          88,562
     Wages Payable                                    37,500              -0-
                                                 ------------      -----------

Net Cash Flow From Investment Activities:           (495,240)             (46)


Cash Flows From Investment Activities:

  Acquisition of Cash, Notes, Contracts and
  Other Assets                                           -0-             -0-
                                                 ------------      -----------


Cash Flow From financing Activities:

  (Payment of) proceeds from debt                   (427,326)             -0-
  Proceeds from issuance of common stock             809,095              -0-
                                                 ------------      -----------


Net Cash Flow From Financing Activities              381,769              -0-

Net (Decrease) Increase in Cash and
Cash Equivalents                                    (113,471)             (46)


Cash and Cash Equivalents:

Beginning of period                                  115,829              184
                                                 ------------      -----------

End of Period                                    $     2,358       $      138
                                                 ============      ===========

The accompanying notes are an integral part of these financial statements.

Your Bank Online.com, Inc.
and its wholly owned subsidiary, Contractor's Directory, Inc.
Notes to Condensed Financial Statement
Three Months Periods Ended March 31, 2000 and March 31, 1999


Note 1.  The Company

Your Bank Online.com, Inc. (formerly Consolidated Data, Inc., formerly Attache' Holdings, Ltd), a Colorado corporation, (the "Company") initially was capitalized in May 1996 through an issuance of 100,000 shares of its preferred stock in consideration for $10,050. Shortly thereafter in June 1996, the Company commenced an offering of up to 20,000,000 shares of its common stock in units of 5,000 shares for $2.50 per unit pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company sold a total of 1,926,000 common shares in this Regulation D offering.

In early 1997, the company required all of the marketing rights to its electronic directory system for Colorado, California and New Mexico for 1,500,000 common shares of the Company's restricted stock. These electronic directories, through extensive use of state-of-the-art computer and Internet telecommunications technology, will provide comprehensive listings of available sub-contractors and materials suppliers as well as daily up-dated information on other key items such as building permits, bid lists and credit and lien information. Each of the companies electronic directories will cover a specific region of the country which can be readily accessed by anyone involved in real estate activities. Essentially, they will constitute geographic "Contractor's Electronic Yellow Pages" which will be much superior to and considerably less expensive than the traditional telephone directory yellow pages.

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

As an expansion of the Company's Internet business on March 10, 1999, the Company acquired from DTEK Corporation all worldwide rights, exclusively and irrevocably, to DTEK's proprietary online Internet technology and software for $640,000 payable by issuance of 3,200,000 shares of the Company's common restricted stock.

On April 12, 1999 the Company authorized and did issue 1,200,000 shares of its restricted common stock in full satisfaction of its agreements with DTEK Corporation above.

As a part of the Company's online banking software acquisition, DTEK Corporation has assigned to the Company all rights and title to an existing software license between DTEK and Global Payment Systems, LLC which shall include payments from River City Bank of Sacramento, subject to DTEK receiving the balance of the initial licensing revenues as compensation for its consulting and support. All residual income will go to Consolidated Data, Inc. The Company believes that there is no income to be derived either from River City Bank or Global Payment systems, LLC.

In January of 2000, the Company increased its presence at the Mountlake Terrace, Washington location by expanding its offices from approximately 300 square feet to approximately 1,800 square feet. Additionally on March 30, 2000, the Company expanded into San Mateo, California by taking approximately 1,000 square feet. Both expansions will allow the housing of key employees so that a comprehensive marketing and administrative effort can be achieved.


Note 2.  Change of Name

On February 2, 2000, the company changed its name from Consolidated Data, Inc. to Your Bank Online.com, Inc. to more properly reflect the Company's business.


Note 3.  Consulting and Employment Agreements

In December 1999, the Company sold 80,000 restricted common shares to two unrelated third parties for $1.50 per shares or $120,000. The purchasers of the shares also received warrants on a one for two basis which allows them to purchase an additional 40,000 shares at an exercise price of $3.00 per share. The warrants expire September 22, 2000. The shares of common stock and warrants were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 1, 2000, Pakie V. Plastino, President and CEO of the Company, entered into a sixty month employment agreement with the Company for an annual compensation of $150,000 at the rate of $12,500 per month. In addition, Mr. Plastino received an option package granting him the option to purchase 12,500 restricted common shares at $1.00 per share for each of the sixty months of the employment agreement for a total of 750,000 shares. The options all vest immediately if Mr. Plastino is terminated prior to the completion of his sixty month employment agreement. The shares of common stock were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 3, 2000, the Company sold 500,000 restricted common shares to an unrelated third party for $0.40 per share in the form of a credit line which could be called on by the Company at any time during the ensuing 120 days. The purchaser of the shares also received a warrant to purchase an additional 500,000 restricted common shares for a period of two years from the date of issuance with an exercise price of $1.00 per share. The shares have "piggyback" registration rights and upon registration, the shares will not be subject to any "lockup". The shares of common stock and warrants were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 3, 2000, the Company issued 125,000 restricted common shares to an investor relations firms in exchange for investor relations services valued at $50,000 or $0.40 per share. The purchaser of the shares also received a warrant to purchase an additional 125,000 restricted common shares for a period of three years from the date of issuance with an exercise price of $1.50 per share. The shares of common stock and warrants were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 10, 2000, the Company engaged James Cerna as a financial consultant for a sixty month term at an annual compensation rate of $90,000 per year or $7,500 per month. In addition, Mr. Cerna received an option package granting him the option to purchase 13,750 restricted common shares per month following the seventh full month of employment up to a total option grant of 495,000 shares. Mr. Cerna's engagement is terminable for cause. The shares of common stock were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On February 7, 2000, the Company converted $559,095 of corporate debt by issuing 559,095 restricted common shares in satisfaction of the debt at $1.00 per share. The purchaser of the shares also received a warrant to purchase an additional 559,095 restricted common shares for a period of three years from the date of issuance with an exercise price of $1.00 per share. The shares have "piggyback" registration rights and upon registration, the shares will not be subject to any "lockup". The shares of common stock and warrants were offered pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.


Note 4.  Summary of Significant Accounting Policies

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


Note 5.  Going Concern

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

Note 6.  Company Facilities

The Company currently rents shared office space on a month-to-month basis from Construction Lien and Credit Service, Inc., 6912-220th Street SW, Suite 320, Mountlake Terrace, Washington 98043, for which it is charged $300 per month. In January 2000, the Company expanded its space at this location to approximately 1,800 square feet for which it pays $2,719.49. On March 30, 2000, the Company acquired office space of approximately 1,000 square feet at 420 South El Camino Real, Suite 900, San Mateo, California 94402 on a month-to-month basis at the rate of $3,471.60 per month.



Note 7.  Income Tax

Consolidated Data, Inc. and Contractors Directory, Inc. each file separate federal income tax returns. The net operating loss for Consolidated Data, Inc. is $(117,502) and will begin expiring in the year 2010. The net operating loss for Contractors Directory, Inc. is $(524,130) and will begin expiring in the year 2010.


Note 8.  Certain Relationships

Pakie V. Plastino, President of the Company, has periodically funded the Company over the past three years through loans from Construction Lien and Credit Services, Inc. and CheKproteKt, Inc., companies under the ownership and control of Mr. Plastino. These loans and accrued interest were converted to restricted common stock in February 2000 (see Note 3). Mr. Plastino divested his interest in Construction Lien and Credit Services, Inc. on December 12, 1999 and is in the process of negotiating the sale of his interest in CheKproteKt, Inc.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------

The results of operations for the quarter ending March 31, 2000 reflect an operating loss of $322,139 as compared to a loss of $151,120 for the quarter ending March 31, 1999. Included in the $322,139 loss were $108,269 increase in accounts payable amounts due to operating expenses, $74,520 in salaries and $92,825 in consulting fees and investor relations fees, $6,145 in legal fees, and $40,830 in other operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a positive position with current liabilities of $208,269 and current assets of $115,835.

Additional equity capital is essential to the Company's ability to maintain ongoing operations. Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

         On February 2, 2000, the Board of Directors changed the name of the Registrant to Your Bank Online.Com, Inc. The Amendment to the Articles Incorporation giving effect to this name change are included herein as
         Exhibit 3.(I).


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

         (a)  Exhibits:

                   3.(I)   Amendment to Articles of Incorporation
                  27.1     Financial Data Schedule

         (b)  Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     Your Bank Online.com, Inc.
                                                     --------------------------
                                                     (Registrant)


Dated:  May ___, 2000



---------------------------------
Pakie V. Plastino
President & CEO