Form 10QSB
period 2000-06-30
YOUR BANK ONLINE COM INC
filed 2000-08-15
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             For the Quarter Ended
                                  june 30, 2000

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

Number of common shares outstanding as of the close of the period covered by this report: 12,068,095 shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                           Your Bank Online.com, Inc.
                             Condensed Balance Sheet
                                  (in Dollars)




                                     ASSETS
                                     ------
                                                                          As of             As of
                                                                        June 30          September 30
                                                                          2000               1999
                                                                       ----------         ----------

CURRENT ASSETS
--------------
  Cash in Bank                                                         $   3,525          $(  1,165)
  Subscription Receivable                                                 89,337                -0-
  Accounts Receivable                                                     24,140                -0-
                                                                       ----------         ----------

       Total Current Assets                                              117,002           (  1,165)

FIXED ASSETS
------------
  Office Equipment                                                        29,238              6,891
  Less: Accumulated Depreciation                                         ( 5,870)           ( 2,213)
  Software                                                                25,000            (25,000)
  Less: Accumulated Amortization                                         (25,000)           (24,306)
                                                                       ----------         ----------
OTHER ASSETS
------------
  Deposit-Investment Genesis                                             100,000                -0-
  Directory Marketing Rights                                              75,000             75,000
  Online Banking Software                                                640,000            640,000
  Less: Accumulated Amortization                                        (322,522)          (104,189)
                                                                       ----------         ----------

       Total Other Assets                                                482,478            610,811
                                                                       ----------         ----------

TOTAL ASSETS                                                           $ 622,938          $ 615,018
                                                                       ==========         ==========


The accompanying notes are an integral part of these financial statements.



                           Your Bank Online.com, Inc.
                             Condensed Balance Sheet
                                  (in Dollars)




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                          As of             As of
                                                                        June 30          September 30
                                                                          2000               1999
                                                                       ----------         ----------

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                     $ 132,154          $  36,134
  Loans Payable                                                           99,700            431,511
  Taxes Payable                                                              -0-            114,293
  Wages Payable                                                           75,000                -0-
                                                                       ----------         ----------

       Total Current Liabilities                                         300,854            581,938


STOCKHOLDERS' EQUITY
--------------------
  Common Stock, $.001 par value; 50,000,000
    shares authorized; 10,784,000 shares at
    September 30, 1999; and 12,068,095
    shares at June 30, 2000                                            2,100,258          1,131,163
  Preferred Stock-Series A, 5,000,000 shares
    authorized; 100,000 issued and outstanding
    at September 30, 1999, and at June 30,2000                            10,050             10,050
  Preferred Stock-Series B, 1,000,000 shares
    authorized; -0- issued and outstanding at
    September 30, 1999 and 1998, 190,000 shares
    issued and outstanding at June 30, 2000                              190,000                -0-
  Accumulated Deficit                                                 (1,984,224)        (1,108,133)
                                                                       ----------         ----------
       Total Stockholders' Equity                                        316,084             33,080
                                                                       ----------         ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 622,938          $ 615,018
                                                                       ==========         ==========

The accompanying notes are an integral part of these financial statements.

                           Your Bank Online.com, Inc.
                        Condensed Statement of Operations
                                  (in Dollars)


                                                For the three                      For the nine
                                                months ended                       months ended
                                            ---------------------              --------------------
                                            June 30      June 30               June 30      June 30
                                              2000        1999                   2000        1999
                                            ---------   ---------              ---------   --------
Sales and Service
  Revenue (Note 14)                         $ 15,980    $  11,038              $  42,445   $ 25,008
                                            ---------   ---------              ---------   --------


Costs and Expenses
  Materials, supplies and
    operating expenses                       270,519      129,891                663,162    283,250
  Wages and salaries                         125,878          -0-                237,898        -0-
                                            ---------   ---------              ---------   --------
Total Costs and Expenses                    $504,663    $ 129,891              $ 901,060   $283,250

(Loss) From Operations                      (488,683)   (118,853)              (858,615)   (258,242)

Interest Income                                   -0-         -0-                    647          1
Interest Expense                                  -0-         -0-              (  18,123)   (36,419)
                                            ---------   ---------              ---------   --------

Net Income (Loss)                         $( 488,683)  $( 118,853)            $( 876,091)$( 294,660)
                                            =========   =========              =========   ========

Net Income (Loss) per
Common Share (1)                            $  (.041)   $  (.011)              $  (.073)   $ (.028)
                                            =========   =========              =========   ========


Dividends per Common Share                  $    -0-    $    -0-               $    -0-    $    -0-
                                            =========   =========              =========   ========

Notes:

(1) Based on net income,
    divided by average
    number of common shares
    outstanding of                        12,068,095   10,784,000             12,068,095 10,784,000
                                          ===========  ==========             ========== ==========


The accompanying notes are an integral part of these financial statements.

                           Your Bank Online.com, Inc.
                        Condensed Statement of Cash Flows
                                  (in Dollars)



                                                               For the nine months ended
                                                             ------------------------------

                                                               June 30          June 30
                                                                 2000             1999
                                                             ------------     ------------
Cash Flows From Operating Activities:
Net Income                                                   $(  876,091)     $(  294,660)
Adjustment to Retained Earnings
Adjustment to reconcile to net cash operating activities:
(Increase) decrease in working capital, net                   (  246,271)          93,856
                                                             ------------     ------------
Net Cash From Operating Activities                            (  610,820)      (  200,804)


Cash Flow From Investment Activities:
Acquisition of cash, notes, contracts and
other assets                                                  (  211,774)      (  643,543)
                                                             ------------     ------------

Net Cash Flow From Investing Activities                       (  211,774)      (  643,543)


Cash Flow From financing Activities:
(Payment of) proceeds from debt                               (  332,226)      (   30,977)
Proceeds from issuance of common stock                           969,095          945,600
Preferred stock                                                  190,000              -0-
Capital contributions from shareholders                              415              -0-
                                                             ------------     ------------

Net Cash Used in Financing Activities                            827,284          914,623

Net (decrease) increase in cash and
cash equivalents                                                   4,690           70,276


Cash and Cash Equivalents:

Beginning of period                                           (    2,165)              492
                                                             ------------     ------------

End of Period                                                $     3,525      $    70,768
                                                             ============     ============

The accompanying notes are an integral part of these financial statements.

                           Your Bank Online.com, Inc.
         and its wholly owned subsidiary, Contractor's Directory, Inc.
                     Notes to Condensed Financial Statement
          Three Months Periods Ended March 31, 2000 and March 31, 1999


Note 1.  The Company
--------------------

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

Note 2.  Change of Name
-----------------------

On February 2, 2000, the company changed its name from Consolidated Data, Inc. to Your Bank Online.com, Inc. to more properly reflect the Company's business.

Note 3.  Consulting and Employment Agreements
---------------------------------------------

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

Note 6.  Company Facilities
---------------------------

The Company currently rents shared office space on a month-to-month basis from Construction Lien and Credit Service, Inc., 6912-220th Street SW, Suite 320, Mountlake Terrace, Washington 98043, for which it is charged $300 per month. In January 2000, the Company expanded its space at this location to approximately 1,800 square feet for which it pays $2,719.49 per month. On March 30, 2000, the Company acquired office space of approximately 1,000 square feet at 420 South El Camino

Real, Suite 900, San Mateo, California 94402 on a month-to-month basis at the rate of $3,471.60 per month.

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

Note 9.  Additional Stock Issuances
-----------------------------------

On May 2, 2000, the Company issued 40,000 shares of common stock at $2.00 per share pursuant to the exercise of a stock option by Veritas.

In May and June, 2000, the Company issued 190,000 shares of preferred stock (Series B)at $1.00 per share pursuant to a private placement.


Note 10.  Subsequent Events
---------------------------

The Company paid $100,000 as a deposit against the purchase of a wholly owned subsidiary, Genesis Capital Co., Ltd. As of July 24, 2000 the Company completed its acquisition of Genesis Capital, a privately held company based in South Korea pursuant to form 8-K filed July 31, 2000. Genesis Capital, a profitable corporation, offers financial services to financial institutions in the Asian marketplace, primarily in Korea. The acquisition, funded by 2,000,000 shares of common stock; $100,000 cash; and $400,000 in a convertible debenture, will allow the Company to access the Asian markets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND RESULTS OF OPERATION

The results of operations for the quarter ending June 30, 2000 reflect an operating loss of $488,683 as compared to a loss of $118,853 for the quarter ending June 30, 2000. Included in the $488,683 loss were $96,020 increase in accounts payable amounts due to operating expenses, $125,878 in wages and salaries, $54,936 in consulting fees and investor relations fees, $15,817 in accounting fees, $30,400 in commissions, $10,105 in legal fees, $173,195 in depreciation and amortization expense, $21,624 in travel expense, and $56,728 in other operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was in a deficit position with current liabilities of $300,854 and current assets of $117,002.

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2,000 the Company issued 20,000 common shares at $2.00 per share per an option exercise. The Company relied upon an exemption under Section 4.2 of the Securities Act of 1933.

In May and June, 2000, the Company issued 190,000 Series B preferred shares for $190,000. The Company relied upon an exemption under Section 4.2 of the Securities Act of 1933.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5 - OTHER INFORMATION

The Company paid $100,000 as a deposit against the purchase of a wholly owned subsidiary, Genesis Capital Co., Ltd. As of July 24, 2000 the Company completed its acquisition of Genesis Capital, a privately held company based in South Korea pursuant to form 8-K filed July 31, 2000. Genesis Capital, a profitable corporation, offers financial services to financial institutions in the Asian marketplace, primarily in Korea. The acquisition, funded by 2,000,000 shares of common stock; $100,000 cash; and $400,000 in a convertible debenture, will allow the Company to access the Asian markets.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

         (a)  Exhibits:

              27.1    Financial Data Schedules

         (b)  Reports:

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


Dated:  August ___, 2000



---------------------------------
Pakie V. Plastino
President & CEO