Form 10-K
period 2000-09-30
SECURE SIGN INC
filed 2002-12-24
CIK 1092753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 X

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   September 30, 2000

Commission file number: 000-26969

Secure Sign, Inc.

(Name of small business issuer in its charter)

YourBankOnline.com, Inc.

(Former name of small business issuer)

Colorado, USA                                                                                                                                                          84-1343219

(State or other Jurisdiction                                                                                                                   (IRS Employer Identification No.)

of Incorporation or Organization)

18904 Hwy 99, Suite D, Lynnwood, Washington 98036

(Address of principal executive offices)

(425) 670-8142

(Issuer's Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:   14,146,395 Common Shares, no par value

                                                                                                                                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No  X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year:   $ 38,682

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at September 30, 2000 was $4,379,847.

As of September 30, 2000, issuer had 14,146,395 shares of common equity issued and outstanding.

Transitional Small Business Disclosure Format: Yes ___ No  X

YOURBANKONLINE.COM, INC.

Form 10-KSB

TABLE OF CONTENTS

PART I

Page

Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Securities Holders

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8.     Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

Item 13.     Exhibits and Reports on Form 8-K

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Historical Corporate Development

YourBankOnline.com, Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a company in the development stage. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attaché Holdings, Ltd. In November of 1998, Attaché Holdings, Ltd became Consolidated Data, Inc. In February of 2000, Consolidated Data, Inc. became YourBankOnline.com, Inc. Subsequently, on October 31, 2000, YourBankOnline.com, Inc. became Secure Sign, Inc.

The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractor's Directory") on April 17, 1997 via a stock for stock acquisition in exchange for 1,000,000 shares of the Company's restricted common stock. From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry. This included development of "contractors-directory.com". Use of Contractor's Directory allows public information to be downloaded, via the Internet, and reformatted for ease of use by contractors and suppliers. This includes credit and building permit information. (See "Contractor's Directory") Contractor's Directory is a wholly owned subsidiary of the Company.

In March 1999, the Company acquired a software system, "YourBankOnline", which was the primary focus of the Company during this fiscal year. The Company actively marketed, sold and supported the software to members of the banking industry while still maintaining "contractors-directory.com".

Historical Development of YourBankOnline Software

River City Bank ("River City") of Sacramento, California originally developed YourBankOnline in 1996 and 1997, and began offering a range of online services, resulting from YourBankOnline in September of 1997. The system was developed internally in order to offer state-of-the-art services to River City Customers.

Following the successful implementation at River City, management licensed and installed the system to three community banks located in northern California: Citizens Bank, Tri-Counties Bank and Auburn National Bank. River City also acted as a service bureau for these banks (i.e., provided them other computing capabilities). In 1998, the management of River City decided to focus on the traditional banking services and did not expand the online banking system to additional banks.

DTEK Corporation ("DTEK"), a privately held company located in Boise, Idaho, purchased YourBankOnline from River City in September 1998 for total consideration of $410,000. Consideration was a $60,000 down payment and a note payable of $350,000 due to River City in September 1999.

Prior to the Registrant's purchase of the YourBankOnline software from DTEK in February 1999, DTEK fronted a license to the software. Global Payment Systems, Inc. ("Global"), a subsidiary of National Data, Inc., was granted a perpetual worldwide non-exclusive irrevocable transferable right and license to the YourBankOnline software. Global's license allows them to modify, customize, sublicense, resell and distribute the system. Global can also transfer its rights to a third party. Global retains this right and currently markets and sells a version of the software to financial institutions. Global is and will continue to be a competitor of the Company. Global does not have rights to modifications, revisions, additions or any other changes the Company makes to the software.

Global agreed to pay DTEK 50% of the first $1,300,000 of license fees received, plus commissions, plus a final lump sum of $50,000. There is not certain date for the payment. Global also agreed to operate and maintain the existing YourBankOnline server sites. Global currently receives an aggregate monthly licensing fee of $1,100 paid by Citizens Bank, Tri-Counties Bank and Auburn Bank.

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

As part of the agreement DTEK assigned to the Company all rights and title to the existing software license between DTEK and Global. This includes payments from River City, subject to DTEK receiving the balance of the initial licensing revenues as compensation for its consulting and support. Any residual income will be paid to the Company which management believes will be immaterial to the on-going operations of the Company.

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

Security for YourBankOnline Software

YourBankOnline uses U.S. grade encryption. This encryption, along with unique Sign-On ID and password security front-end, provides the foundation for a secure, reliable interface. In addition, a customer-selected name rather than an account number references customer accounts. This ensures the privacy of account information should an unauthorized individual gain access.

Database for YourBankOnline Software

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

The Marketing Strategy for YourBankOnline Software

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

Revenue Plan:

The Company's revenues are projected to come from several sources. Since the Company is in the development stage, management has used its best judgment to identify these sources, recognizing that substantial changes may occur as the market continues to evolve:

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

Factors in our sales and revenue plan are:

Target Market - The first target market will be all banks and credit unions with a focus on banks that have higher demographics in the retail customer base. The target market is the 1,444 institutions with assets of $300 million to $10 billion, which represent over 60 million users.

Turnkey Approach - The Company will provide a turnkey Internet banking system to create immediate presence without a bank having to add staff, extensive equipment, and training or development time. The Company will establish a service bureau in a central location where server "farms" will be housed. These servers will act as the Online Financial Warehouses for the banks. YourBankOnline will also provide technical assistance, customer service, staff training, system upgrades, web page creative development, and monthly activity reporting. A bank will only need to provide Internet access, a database transfer file and a staff member at the bank to work with YourBankOnline representatives. The Company will provide the systems and support to help the banks become portals.

Competition for YourBankOnline Software

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

CONTRACTOR'S DIRECTORY, INC.

Historical Development of Contractor's Directory

In 1997, the Company developed and, currently operates contractors-directory.com, a website. This site provides construction contractors with information useful to their business. Services include listing of notices for liens filed, notices of building permits, directories of contractors, notices of upcoming bids, and other similar services of interest to contractors. Contractor's Directory also provides website development for individual contractors.

The Company, through loans and contributed services from related companies, has invested approximately $546,000 in the development of Contractor's Directory. This has resulted in the production of negligible revenue. The company has significantly reduced the operations and expenditures associated with the business. Management does not intend to continue to expand the services and provide updates to Contractor's Directory. Current plans are to sell, "spin-off", abandon or otherwise dispose of the subsidiary and/or the operations of Contractor's Directory, Inc.

Description of Contractor's Directory

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

Competition for Contractor's Directory

Management is not aware of other companies offering services similar to the Contractor's Directory. Currently, general contractors, property managers, engineers, architects and others in the industry normally find sub-contractors and suppliers through the standard Yellow Pages or by referral.

GENERAL

Employees

At September 30, 2000 the Company operated with approximately 20 employees and consultants.

There is no collective bargaining agreement in place.

Development Costs

The Company is currently a development stage company and no significant revenues have been earned from the operation of the Company. The majority of the expenditures and resources of the Company during the previous two fiscal years have been spent on development of Contractor's Directory and most recently in the current fiscal year on the formation and development the formation YourBankOnline.

Subsequent Events

The Company amended its Articles of Incorporation on October 31, 2000 to change its name from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was changed from "YBOL" to "SECU".

The Company announced on December 5, 2000 that it has completed the first development phase of its demonstration project for providing digital signature capability for physicians writing drug prescriptions for their patients. The demonstration project ("IDRX") is aimed at providing a simple and seamless method for medical doctors authenticating and encrypting e-mail prescriptions through the use of digital signatures, using a protocol known as public key infrastructure ("PKI").

Participants in the demonstration project include Group Telecom of Canada; its technology services subsidiary, GT Group Telecom Services Corporation; Pat Reynolds, who once designed the medical billing payments system for the physician community of British Columbia, Canada; and Joe Vincent, prominent Mount Vernon, Washington pharmacist active with the Washington Board of Pharmacy.

ITEM 2.     DESCRIPTION OF PROPERTY

During this fiscal year the Company rented approximately 1,400 square feet of space at 6912 220th St SW, Mountlake Terrace, Washington, on a month-to-month basis, for administrative and sales efforts. As of September 30, 2000, the Company paid $1,850 per month for this facility. The Company considers the facility adequate for current purposes.

ITEM 3.     LEGAL PROCEEDINGS

On September 27, 2000, the Securities and Exchange Commission ("SEC") instituted cease-and-desist proceedings against YourBankOnline.com, Inc. (formerly known as Consolidated Data, Inc.) and Pakie V. Plastino pursuant to Section 21C of the Securities and Exchange Act of 1934. The SEC further instituted public administrative proceedings against William L. Butcher, C.P.A., the Company's independent auditor, pursuant to Rule 102(e)(1) of the SEC's Rules of Practice.

On February 5, 2001, the Company submitted an offer of settlement which the SEC accepted. The settlement provided that, without admitting nor denying the findings of the SEC, except that the Company admits the jurisdiction of the SEC over it and over the subject matter of the proceeding, the Company consents to the issuance of the Order Making Findings and the issuance of a Cease-and Desist Order against the Company from committing or causing any violation or any future violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

On July 3, 2001, Pakie V. Plastino submitted an offer of settlement which the SEC accepted. The settlement provided that Pakie V. Plastino, without admitting or denying the findings of the SEC, except that he admits the jurisdiction of the SEC over him and over the subject matter of the proceeding, he consents to the issuance of the Order Making Findings, the issuance of a Cease-and-Desist Order and the ordering of Remedial Sanctions.

On July 3, 2001, Williams L. Butcher, C.P.A. submitted an offer of settlement which the SEC accepted. The settlement provided that William L. Butcher, without admitting or denying the findings of the SEC, except that he admits the jurisdiction of the SEC over him and over the subject matter of the proceeding, he consents to the issuance of the Order Making Findings and the Imposition of Sanctions pursuant to Rule 102(e) of the Commission's Rules of Practice.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

    None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY ANDRELATED STOCKHOLDER MATTERS

Through October 21, 1999, the Company's common stock traded on the over-the-counter electronic bulletin board in the United States, having the trading symbol "CSDD". Subsequent to October 21, 1999, the Company's common stock was quoted and traded on the "Pink Sheets". On February 2, 2000 the Company changes its name to YourBankOnline.com, Inc. and the trading symbol was changed to "YBOL". Trading volume and high/low/closing prices for the past three years are disclosed in the following table:

Stock Trading Activity

Quarter Ended	High	Low	Close	Volume
12-31-00	1.50	0.19	0.47	2,501,600
09-30-00	2.63	0.50	0.56	1,820,600
06-30-00	5.13	1.19	1.63	1,149,600
03-31-00	6.00	1.00	2.63	1,338,500
12-31-99	3.50	0.75	2.25	471,200
09-30-99	7.50	2.25	2.69	457,530
06-30-99	31.50	1.87	4.50	2,171,000
03-31-99	2.00	0.12	1.81	565,000
12-31-98	0.69	0.19	0.25	78,101
12-31-98	No Trading	No Trading	No Trading	No Trading
09-30-98	No Trading	No Trading	No Trading	No Trading
06-30-98	No Trading	No Trading	No Trading	No Trading
03-31-98	No Trading	No Trading	No Trading	No Trading
12-31-97	No Trading	No Trading	No Trading	No Trading

On September 30, 2000, the shareholders' list for the Company's common shares showed 93 registered shareholders and 15,587,300 shares issued and outstanding. The transfer agent had to add 559,095 shares authorized but not issued, and to subtract 2,000,000 shares issued but rescinded, which then totaled 14,146,395 shares.

The Company has not declared any dividends on its common or preferred shares since its incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the company is to retain future earnings for use in its operations and expansion of its business.

The preferred shares of the Company are not registered and do not trade on any exchange.

The following is a discussion of securities sold by the Company during the period covered by this report which were not registered under the Securities Act, or which were covered under an S-8 registration for employees and consultants:

On January 18, 2000, the Company issued 30,000 shares of common stock to Ben W. Reppond for $45,000 and 50,000 shares of common stock to Louis R. Baransky for $75,000. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 31, 2000 the Company issued 25,000 shares of its common stock to Curt Dean Blake for general advisory and business planning services and 25,000 shares of its common stock to Jim David for general advisory and business planning services. No cash was received but management assumed a non-cash equity value for the stock issuances of $25,000 each, or $1.00 per share. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On February 7, 2000 the Company issued 559,095 shares of its common stock to HEP Trust, Construction Lien Services and LGA, Inc. dba CheckProtekt in satisfaction of $559,095 of debts including accrued interest owed by the Company to these creditors.

Name	Number of Shares	Debt Owing (Principal Plus Accrued Interest)
HEP Trust	85,648	$ 85,648
Construction Lien Services	144,400	144,400
LGA, Inc. dba ChekProtekt	329,047	329,047

On February 10, 2000 the Company issued 41,000 shares of its common stock to Dean Kalivas for business planning and legal services. No cash was received but management assumed a non-cash equity value of the stock issuance of $33,332, or $0.8333 per share. The shares of common stock were issued pursuant to an S-8 registration statement.

On May 22, 2000 the Company issued 125,000 shares of its common stock to XXX Enterprises, LLC for investor relations services. No cash was received but management assumed a non-cash equity value for the stock issuance of $50,000, or $0.40 per share. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Also on May 22, 2000 the Company issued 500,000 shares of its common stock to Morgan First Guaranty, Inc. for $200,000. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On June 19, 2000 the Company issued 50,000 shares of its common stock to Dean Kalivas for business planning and legal services. No cash was received but management assumed a non-cash equity value for the stock issuance of $50,000, or $1.00 per share. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On July 14, 2000 the Company issued 2,000,000 shares of its common stock, a $400,000 convertible debenture and $100,000 in cash to Genesis Capital Co., Ltd. in connection with its acquisition of Genesis Capital Co., Ltd. The acquisition was reported on Form 8-K dated July 24, 2000. The acquisition of Genesis Capital Co., Ltd. which offers financial services to financial institutions in the Asian marketplace, primarily in Korea, would have allowed the Company to access the Asian marketplace. On August 15, 2001 the Company and Genesis Capital Co., Ltd. entered into a settlement agreement with an effective date of September 29, 2000. The settlement agreement provided for the return and cancellation of the 2,000,000 shares; for the return and voiding of the $400,000 convertible debenture; for Genesis to keep all monies advance to Genesis in the amount of $197,647.95; and for mutual releases.

On August 21, 2000 the Company issued 192,300 shares to thirteen employees and consultants pursuant to an amended S-8 registration statement. No cash was received but management assumed a non-cash equity value for the stock issuances as follows:

Name	Number of Shares	Non-cash Equity Value Per Share	Equity Value
Mary Ann Anderson	1,000	$2.5000	$ 2,500
David Baker	2,500	2.0000	5,000
James J. Cerna	85,000	0.5294	45,000
Christopher Dieterich	8,000	1.0000	8,000
Paul Estridge	25,000	1.0000	25,000
Jonathon Goody	5,000	2.0000	10,000
Dean Kalivas	50,000	1.0000	50,000
Tony Murphy	2,500	2.0000	5,000
Edwina Slater	1,000	2.5000	2,500
Sonja Ramsey	2,000	2.5000	5,000
Rosendin Electric	5,000	1.0634	5,317
Tim Tyler	1,300	2.0000	2,600
Ed Boress	4,000	2.0000	8,000
Total	192,300		$ 173,917

Also on August 21, 2000 the Company issued 450,000 shares to HEP Trust. These shares were issued in exchange for 100,000 shares of Series A preferred stock which has a basis of $10,050. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In February and September 2000, the Company issued 210,000 shares of Series B preferred stock for $210,000. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Name	Number of Series B Preferred Shares Exchanged	Purchase Price
Dennis Takagusi	20,000	$ 20,000
Andrew Steven Austin	50,000	50,000
Interfinancial Group, Inc.	25,000	25,000
Sagerian Family Trust	10,000	10,000
Komut Family Trust	50,000	50,000
Richard A. Mattingly II	25,000	25,000
Michael N. Brette	20,000	20,000
Total	210,000	210,000

Subsequently on February 8 and February 27, 2001 the Company issued 846,862 shares of its common stock in exchange for the 210,000 shares of the Series B preferred stock as follows:

Name	Number of Series B Preferred Shares Exchanged	Number of Shares of Stock Received From Exchange
Dennis Takagusi	20,000	98,078
Andrew Steven Austin	50,000	230,735
Interfinancial Group, Inc.	25,000	115,370
Sagerian Family Trust	10,000	46,196
Komut Family Trust	50,000	138,587
Richard A. Mattingly II	25,000	115,309
Michael N. Brette	20,000	92,391
Total	210,000	846,862

The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On September 15, 2000 the Company issued 20,000 shares of its common stock to Veritas Communications Group, Inc. for $40,000. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Also on September 15, 2000, the Company issued 45,000 shares of its common stock to Wall Street Marketing Group for investor relations services. No cash was received but management assumed a non-cash equity value of $45,000, or $1.00 per share. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Also on September 15, 2000 the Company issued 1,250,000 shares of its common stock to Westlake Development Group, Inc. for $500,000. The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

OVERVIEW

YourBankOnline enables small to medium sized banks to offer their retail and commercial customers banking and financial services over the Internet. This product enables banks to offer their customers an array of products, services and transactions over the Internet in a secure environment. The Company acquired the YourBankOnline software in March 1999, and from April 1999 to December 1999 our principal activities consisted of recruiting employees, developing our business strategy, and raising capital for the growth of YourBankOnline.  Substantially all of our revenue during the fiscal year ending September 30, 2000, approximately $38,682, was generated through licensing fees and other revenues associated with YourBankOnline operations.

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

During the periods covered by the Form 10-KSB, the Company generated no revenues through host fees of Contractor's Directory. Payments made to obtain server space from an unrelated third party, maintenance associated with the web site and, general and administrative expenditures continued. It is unclear whether those companies under the yearly contracts for hosting services will renew those contracts for the fiscal year ended 2001. Management does not intend to aggressively seek renewal of those contracts or to pursue new contracts. Conversely, management does not intend to incur significant expenses in the maintenance or updating of the web site. Consequently, management expects the cash flow related to Contractor's Directory to be nominal during the fiscal year ended September 30, 2001. In future periods, management expects to derive substantially all of its revenues from products and services provided to banks, the banks' customers and other participants in the financial services industry.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

Revenues

All revenues during fiscal 1999 and all revenues prior to fiscal 1999 since inception were generated from Contractor's Directory. The YourBankOnline banking software business generated revenues of $36,357 and Contractor's Directory, Inc. generated fees of $2,325 during fiscal 2000.

Service revenues from Contractor's Directory represent fees generated from general contractors, sub-contractors, and various suppliers. These fees were for Web site listing, hosting and other Web related services. Service revenues from YourBankOnline represent fees generated from banking institutions.  Total service revenues increased $11,124, or 40%, from $27,558 during fiscal 1999 to $38,682 in fiscal 2000. This increase was attributable to service revenues from YourBankOnline.

Expenses

Total expenses increased $1,836,511, or 484%, from $478,845 during fiscal 1999 to $2,315,356 in fiscal 2000. This increase was primarily attributable to costs incurred to acquire and begin the initial development of the online banking business.

Amortization expense increased $427,126, or 578%, from $89,378 during fiscal 1999 to $516,504 in fiscal 2000 as a result of amortization of the Internet banking software that was acquired in March 1999. The banking software was acquired at a cost of $640,000 and is being amortized over its expected useful life of five years until fiscal year 2000 when it was amortized down to a net remaining value of $20,000.

Advertising, marketing, and travel expense decreased from $60,934 in fiscal 1999 to $59,072 in fiscal 2000.  These expenses were costs incurred to purchase the banking software, recruit future management and employees, and begin to market the Company.

Legal, accounting, and professional fees increased $252,436 which was primarily attributed to costs associated with preparing the Company's initial filing with the Securities and Exchange Commission, on Form 10SB.

Facilities, telephone, wages and related office expense increased $537,607, or 313%, from $252,436 during fiscal 1999 to $790,043 in fiscal 2000. This increase was primarily attributed to general and administrative activities associated with the banking software business as well as general and administrative costs associated with becoming a public reporting company.

Investor relation expense increased $101,081 and was attributable to consulting costs incurred to assist the company in public relations, drafting press releases, public appearances, and the general marketing of the Company.

Directors' fees decreased $40,000, or 100%, from $40,000 during fiscal 1999 to no fees paid in fiscal 2000.

Interest Expense

Interest expense decreased $21,746, or 58%, from $51,432 during fiscal 1999 to $29,686 in fiscal 2000. The decrease was attributable to a decrease in the average balance of loans payable during fiscal 2000 as compared to fiscal 1999.

Liquidity and Capital Resources

Through September 30, 2000 we have raised a total of approximately $3,219,432 of capital to fund the operations of the Company. As of September 30, 2000, we had loan indebtedness of $107,538.

During fiscal 2000 cash provided by financing activities was $1,451,582. During fiscal 1999 cash provided by financing activities was $914,683. The increase was attributed to additional shares issued for cash and services in fiscal 2000.

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

                rate at which we expand our sales and marketing operations;

                extent to which we expand our products and services;

                extent to which we develop and upgrade our technology and data network infrastructure;

                occurrence, timing, size and success of acquisitions; and

                response of competitors to our service offerings.

We cannot predict the extent to which investor interest in the Company will lead to future sales of equity securities to fund our current business plan. It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of other debt instruments. Therefore, in early 2001 we plan on seeking new capital through the issuance of additional shares the Company, either through a public offering or private placement, at prices that have yet to be determined. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fee for these services.

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

                successfully expand our sales and marketing efforts;

                develop and maintain strategic marketing relationships;

                promote acceptance of our Internet banking services by customers of our  client banks;

                respond effectively to competitive pressures;

                continue to develop and upgrade our technology; and

                attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving these goals, and there can be no assurance we will ever achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

We incurred net losses of approximately $2,315,356 for fiscal the year ending September 30, 2000. At September 30, 2000, we had an accumulated deficit of approximately $3,423,489. We expect to incur significant operating losses on a quarterly basis in the future.

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

FORWARD-LOOKING STATEMENTS

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform ct"). The Reform Act does not apply to initial registration statements, including this filing by the Company. The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

ITEM 7.     FINANCIAL STATEMENTS

Reference is made to the financial statements and related notes and supplemental data under Item 13 filed with this report.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000 AND 1999

TABLE OF CONTENTS

Independent Auditor's Report	2

Consolidated Balance Sheet	3

Consolidated Statement of Income	4

Consolidated Statement of Cash Flows	5

Consolidated Statement of Changes in Stockholders' Equity	6

Noted to Consolidated Financial Statements	7

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

 (Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have audited the consolidated balance sheet of Secure Sign, Inc. (a Colorado corporation) and its subsidiary as of September 30, 2000, and the related consolidated statements of income, accumulated deficit, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Secure Sign, Inc. and its subsidiary as of September 30, 1999, were audited by other auditors whose report dated January 7, 2000, on those statements included an explanatory paragraph that described the need for the Company to obtain adequate financing and to generate sufficient revenue in order to exist as a going concern discussed in Note 4 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Sign, Inc. and its Subsidiary as of September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's ability to exist as a going concern relies on its ability to raise adequate financing. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                      /s/ Lichter, Weil & Associates

San Diego, California

December 14, 2002

(2)

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2000and 1999

	2000	1999
ASSETS
Current Assets
Cash and cash equivalents	$97,198	($1,165)
Accounts Receivable	11,080	0
Other receivables	37,728	0
Total Current Assets	146,006	(1,165)
Fixed Assets
Furniture and equipment net of accumulated depreciation of $80,004 and $26,519, respectively	4,799	5,372
Total Fixed Assets	4,799	5,372
Other Assets
Directory marketing rights	0	75,000
Computer software, net of accumulated amortization of $620,000 and $104,189, respectively	20,000	535,811
Deposits	6,823	0
Total Other Assets	26,823	610,811
Total Assets	$177,628	$615,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$267,324	$150,012
Dividends payable	4,750	0
Loans payable	107,538	431,926
Total Liabilities	374,862	581,938

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 14,146,395 and 10,784,000 issued and outstanding, respectively	3,009,432	1,131,163
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 210,000 and 100,000 issued and outstanding, respectively	0	10,050
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 210,000 and 0 issued and outstanding, respectively	210,000	0
Deficit accumulated during development stage	(3,421,416)	(1,108,133)
Total Stockholders' Equity	(201,984)	33,080
Total Liabilities and Stockholder's Equity	$177,628	$615,018

(3)

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2000 and 1999

And for the Period From July 14, 1995 (Inception) to September 30, 2000

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2000	1999	2000
Sales, net	$38,682	$27,558	$113,273
Cost of sales	0	0	0
Gross profit	38,682	27,558	113,273

Selling Expenses	215,201	133,597	727,320

General and administrative expenses	1,728,779	293,816	2,285,105

Income (loss) from operations	(1,905,298)	(399,855)	(2,899,152)

Other (Income) Expense
Other Income	0	0	(10)
Impairment loss	125,912	0	125,912
Other expense	247,638	0	247,638
Interest expense	29,685	51,431	143,974
Total Other (Income) Expense	403,235	51,431	517,514

Income (loss) before income taxes	(2,308,533)	(451,286)	(3,416,666)

Provision for income taxes	0	0	0
Net income (loss)	($2,308,533)	($451,286)	($3,416,666)

Net loss per share (basic and diluted)
Basic	($0.20)	($0.04)	($0.63)
Diluted	($0.20)	($0.04)	($0.63)

Weighted average number of shares
Basic	11,449,224	10,784,000	5,438,539
Diluted	11,449,224	10,784,000	5,438,539

(4)

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2000 and 1999

And for the Period From July 14, 1995 (Inception) to September 30, 2000

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2000	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($2,308,533)	($451,286)	($3,416,666)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	516,505	89,377	645,000
Depreciation	1,879	1,544	4,093
Impairment loss	50,912	0	50,912
Common stock issued for services	302,249	0	302,249
Decrease (Increase) in receivables	(11,080)	0	(11,080)
Decrease (Increase) in other receivables	(37,728)	0	(37,728)
Decrease (Increase) in marketing rights	75,000	0	75,000
Decrease (Increase) in deposits	(6,823)	0	(6,823)
(Decrease) Increase in accounts payable and accrued expenses	117,312	87,628	267,324
Total Adjustments	1,008,226	178,549	1,288,947
Net cash used in operations	(1,300,307)	(272,737)	(2,127,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	(640,000)	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	(52,912)	(3,543)	(84,804)
Net cash used in investing activities	(52,912)	(643,543)	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	234,707	0	697,610
Payments on loan payable	0	(30,977)	(30,977)
Sale of stock	1,216,875	945,600	2,358,088
Net cash provided in financing activities	1,451,582	914,623	3,024,721

Net change in cash and cash equivalents	98,363	(1,657)	97,198
Cash and cash equivalents at beginning of year	(1,165)	492	0
Cash and cash equivalents at end of year	$97,198	($1,165)	$97,198

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$302,249	$0	$302,249

(5)

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2000 and 1999

And for the Period From July 14, 1995 (Inception) to September 30, 2000

	Number of Shares		Amount		Deficit Accumulated During Development Stage
	Common	Preferred	Common	Preferred
Balance at inception, July 14, 1995	0	0	$0	$0	$0

May 1996 issuance of 100,000 shares preferred stock Class A	0	100,000	0	10,050	0

June 1996, issuance 1,701,000 shares common stock pursuant to 504 Reg. D at $0.0005 per share	1,701,000	0	851	0	0

Net loss July 14, 1995 to September 30, 1996	0	0	0	0	(38,561)

Balance at September 30, 1996	1,701,000	100,000	851	10,050	(38,561)

March 1997, issuance of common stock pursuant to 504 Reg. D at $0.0005 per share	225,000	0	112	0	0

March 1997, issuance of 1,500,000 shares of common stock for directory marketing rights at $0.05 per share	1,500,000	0	75,000	0	0

April 1997, issuance of 1,000,000 share of common stock for acquisition of Contractors Directory, Inc.	1,000,000	0	100	0	0

May 1997, issuance of shares for directors fees pursuant to directors' resolution at $0.05 per share	500,000	0	25,000	0	0

Issuance of shares for attorney and secretarial services at $0.05 per share	100,000	0	5,000	0	0

Net loss for year ended September 30, 1997	0	0	0	0	(372,513)

Balance at September 30, 1997	5,026,000	100,000	106,063	10,050	(411,074)

October to December 1997, issuance of shares pursuant to 504 Reg. D private placement at $0.15 per share	80,000	0	12,000	0	0

August 1998, issuance of shares for consulting service at $0.05 per share	150,000	0	7,500	0	0

September 1998, issuance of shares for directors fees pursuant to directors' resolution dated May 1, 1997 at $0.05 per share	1,200,000	0	60,000	0	0

Net loss for year ended September 30, 1998	0	0	0	0	(245,773)

Balance at September 30, 1998	6,456,000	100,000	185,563	10,050	(656,847)

March 1999, issuance of shares for consulting services at $0.20 per share	25,000	0	5,000	0	0

March 1999, issuance of shares for legal, accounting, and consulting services at $0.20 per share	300,000	0	60,000	0	0

March 1999, issuance of shares for online banking software rights at $0.20 per share	2,000,000	0	400,000	0	0

April 1999, issuance of shares pursuant to exercise of private placement stock option; 25,000 shares at $1.00; 25,000 shares at $2.00; and 25,000 shares at $5.00	75,000	0	200,000	0	0

April 1999, additional issuance of shares for online banking software at $0.20 per share	1,200,000	0	240,000	0	0

May 1999, issuance of shares for consulting services at $0.20 per share	28,000	0	5,600	0	0

June 1999, issuance of balance of shares for directors fee at $0.05 per share pursuant to directors' resolution date May 1, 1997	700,000	0	35,000	0	0

Net loss for year ended September 30, 1999	0	0	0	0	(451,286)

Balance at September 30, 1999	10,784,000	100,000	1,131,163	10,050	(1,108,133)

January 2000, private placement of 80,000 shares for $120,000	80,000	0	120,000	0	0

January 2000, private placement of 50,000 shares for non-cash services	50,000	0	96,875	0	0

February 2000, private placement of 559,095 shares in exchange for debt	559,095	0	96,875	0	0

February 2000, S-8 issuance of 41,000 shares for non-cash business planning and legal services valued at $33,332	41,000	0	33,332	0	0

May 2000, private placement of 125,000 shares for non-cash investor relations services valued at $50,000	125,000	0	50,000	0	0

May 2000, private placement of 500,000 shares for $200,000	500,000	0	200,000	0	0

June 2000, private placement of 50,000 shares for non-cash business planning and legal services valued at $50,000	50,000	0	50,000	0	0

June 2000, private placement of 190,000 shares preferred stock Class B for $190,000	0	190,000	0	190,000	0

July 2000, private placement of 2,000,000 shares for acquisition of Genesis Capital Co., Ltd, valued at $1,750,000	2,000,000	0	1,750,000	0	0

August 2000, S-8 issuance of 192,300 shares to employees and consultants for non-cash services valued at $173,917	192,300	0	173,917	0	0

August 2000, issuance of 450,000 shares to HEP Trust in exchange for 100,000 shares of Class A preferred stock	450,000	(100,000)	10,050	(10,050)	0

September 2000, private placement of 20,000 shares for $40,000	20,000	0	40,000	0	0

September 2000, private placement of 20,000 preferred stock Class B shares for $20,000	0	20,000	0	20,000	0

September 2000, private placement of 45,000 shares for non-cash investor relations services valued at $45,000	45,000	0	45,000	0	0

September 2000, private placement of 1,250,000 shares for $500,000	1,250,000	0	500,000	0	0

September 2000, rescission of 2,000,000 shares issued to Genesis Capital Co., Ltd	(2,000,000)	0	(1,750,000)	0	0

Dividends accrued on Preferred Class B	0	0	0	0	(4,750)

Net loss for year ended September 30, 2000	0	0	0	0	(2,308,533)

Balance at September 30, 2000	14,146,395	210,000	$3,009,432	$210,000	($3,421,416)

(6)

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000 AND 1999

NOTE 1 – NATURE OF OPERATIONS

Secure Sign, Inc. (the "Company"), formerly Your Bank Online.com, Inc. and Consolidated Data, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado. Contractor's Directory, Inc. (Subsidiary) was purchased on April 17, 1999 in a stock for stock transaction exchange. Contractor's Directory, Inc. is 100% owned by Secure Sign, Inc. and both companies are collectively referred to as the “Company”.

The Company was inactive until it acquired Contractor's Directory, Inc., a company that was based on the exclusive development of an e-Commerce business designed to fill the needs of the construction industry.

In March 1999 the Company purchased a software program “Your Bank Online” from a financial institution. The Company's focus was then to actively market, sell and support the software to members of the banking industry.

During the fiscal year ended September 30, 2000 the Company pursued both business, online banking and contractor's directory. The Company is in the development stage and expended all of its resources to build both lines of business with minimal revenue generation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for 2000 include the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor's Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

The Company recognizes revenue from sale or use of its products ratably over applicable contract periods or as services are performed.

Cash and Cash Equivalents

 Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Allowance for Doubtful Accounts

 The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

Advertising

Advertising costs are expensed in the year incurred. Advertising expense for year ended September 30, 2000 was $1,790.

Fixed Assets

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Computers	3 years
Machinery and Equipment	5 to 12 years
Furniture and Fixtures	7 years

Intangible Assets

Costs associated with software and marketing rights are capitalized and amortized using the straight-line method over fifteen years.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2000 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Concentration of Credit Risk

Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The Intangible assets were reviewed during the fiscal year ended September 30, 2000. This review indicated that the intangible assets, consisting of computer software and marketing rights, were impaired, based on cash flow projections over the next three years. Consequently, the carrying value of the computer software and marketing rights totaling $620,000 and $75,000, respectively, were written off as a component of operating expenses during the year ended September 30, 2000.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

Income Taxes

Income taxes have been provided based upon the tax laws and rates n the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 “Accounting for Income Taxes”.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOTE 3 – COMMON STOCK

The Company has three classes of capital stock: Class A Preferred Stock, Class B Preferred Stock and Common Stock.

At September 30, 2000 and 1999 the Company had 50,000,000 shares of authorized Common Stock with no par value and 14,146,395 and 10,784,000 shares issued and outstanding, respectively.  Holders of Common Stock are entitled to one vote for each share held.

At September 30, 2000 and 1999 the Company had 5,000,000 shares of Class A Preferred Stock authorized with no par value and 0 and 100,000 shares issued and outstanding, respectively.  Holders of Class A Preferred Stock rank senior to all other equity upon liquidation, dissolution or winding up and have no voting rights. Dividends are only paid upon declaration of dividends on common shares at the rate of 4.5:1.  These preferred shares are convertible into common shares at a conversion rate of 4.5 common shares to 1 preferred share.  In August 2000, The Company converted all 100,000 shares of Class A Preferred Stock into 450,000 shares of Common Stock.

At September 30, 2000 the Company had 2,000,000 shares of Class B Preferred Stock authorized with no par value and 210,000 shares issued and outstanding.  Holders of Class B Preferred Stock rank senior to all other equity except Class A Preferred Stock upon liquidation, dissolution or winding up and are entitled to one vote for each share held.  The Class B shareholders are entitled to an annual dividend rate of 10%, which is cumulative.  As of September 30, 2000 preferred dividends accrued amounted to $4,750.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following as of September 30, 2000 and 1999:

	2000	1999
Office equipment	$59,803	$6,891
Computer software	25,000	25,000
	84,803	31,891
Accumulated depreciation	(80,004)	(26,519)
Total	$4,799	$5,372

NOTE 5 – COMMITMENTS

Operating Leases

The Company leases its office facility and some equipment under non-cancelable operating leases. These leases expire at various dates through 2003 and may contain renewal options. Rent expense for year ended September 30, 2000 and 1999 was $28,144 and $31,508, respectively. Future minimum lease obligations resulting from these agreements are as follows:

September 30,
2001	$ 22,200
2002	22,200
2003	22,200
2003	5,550
$ 72,150

The Company has entered into a consulting agreement with its former CEO and Chairman of the Board of Directors, which requires annual payments of $25,000 for his services.

NOTE 6 – EARNINGS PER SHARE

Basic net earnings per share is computed using the weighted average number of common shares outstanding. The effect of potential common shares outstanding is not included in diluted net earnings per share as it is antidilutive. The computations of basic net earnings per share for 2000 and 1999 are as follows:

	2000	1999
Net Earnings (loss) from operations	($2,315,356)	($451,286)

Basic weighted average shares	11,449,224	10,784,000
Effect of dilutive securities:
Convertible preferred stock	0	0
Dilutive potential common shares	11,449,224	10,784,000

Net earnings (loss) per share from continuing operations:
Basic	($0.20)	($0.04)
Diluted	($0.20)	($0.04)

NOTE 7 - DEBT

At September 30, 2000 and 1999, the Company had notes payable outstanding in the aggregate amount of $107,538 and $431,926, respectively. Payable as follows:

	2000	1999 .
Notes payable to a trust, interest at 10% per annum, due on demand	$ 0	$ 64,000
Notes payable to a corporation, interest at 10% annum, due on demand	0	105,582
Notes payable to a corporation, interest at 10% annum, due on demand	0	262,344
Notes payable to a corporation, interest at 12% annum, due on demand	107,538	0
	$ 107,538	$ 431,926

NOTE 8 – INCOME TAXES

The Company did not have any Federal or State income tax expense for the years ended September 30, 2000 and 1999. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the years ended September 30, 2000 and 1999, there is no difference between the federal statutory tax rate and the effective tax rate. At years ended September 30, 2000 and 1999 the Company had available net operating loss carry-forwards of approximately $3,424,831 and $1,107,768 respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

The carrying amounts of the Company's long-term debt and capital lease obligations approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

NOTE 10 – LITIGATION AND CONTINGENCIES

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Listed below are only those matters considered to be material to the Company by management and its counsel.

On September 27, 2000 the Securities and Exchange Commission (SEC) instituted a public cease-and-desist proceeding against the Company, its Chief Executive Officer (CEO) and its independent auditor. The filing alleged fraud by the Company and its CEO based on the Company's inflation of the value of its primary asset, a software program, in a press release and registration statement.

On October 4, 2000 the Chief Executive Officer of the Company resigned his position, but remained as Chairman of the Board of Directors.

On July 3, 2001 the SEC accepted settlement from the Company, its CEO and its independent auditor, without admitting to or denying the charges. Terms of the settlement required payments to the United States Treasury totaling $72,750 by January 3, 2002, and the temporary rescission of the auditors right to practice before the SEC for a period of one year.

Effective September 2000, the Company rescinded a deal with Genesis Capital Company, Ltd. and cancelled 2,000,000 shares of its restricted common stock, which had been issued in relation to the acquisition.  Related to this, the Company lost an initial $100,000 deposit and additional expenses of $147,678.

NOTE 11 – SUBSEQUENT EVENTS

In March 2001 the Company terminated its operating lease agreement for its office facility.  The Company forfeited its lease deposit of $6,823 in full settlement of any future amounts due to the lessor.

In February 2001 the Class B Preferred Stock holders converted in entirety the outstanding 210,000 shares into 876,862 shares of common stock of the Company.  These stockholders were also issued Warrants to purchase one share of common stock for each Class B Preferred Stock previously owned at $0.75 per share for a period through February 2004.

In March 2001 the Company entered into a two year operating lease for a new office facility.  Terms of the lease consist of monthly rental in the amount of $300.

In July 2001 the Company settled its legal proceedings with the Securities and Exchange Commission.  See Note 10.

In July 2002 the Company sold its Online Banking Software back to the original owner in exchange for the return of 2,377,000 shares of the Company stock and a note receivable for $20,000, due July 2005, interest accrued at 5% per annum.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2000 the Company has accrued wages of $150,000 to Mr. Plastino.  Mr. Plastino was President and Chairman of the Board of Directors.  Mr. Plastino also beneficially owned approximately 30% of the Company's common stock outstanding.

NOTE 13 – GOING CONCERN

The Company has suffered recurring losses, cash deficiencies, loan and capital lease defaults, and current liabilities far in excess of current assets. These issues raise substantial concern about its ability to continue as a going concern. Management has prepared the following statement in regards to its plans related to the going concern.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's new auditors are Licher, Weil and Associates, 9191 Towne Centre Drive, Suite 406, San Diego, California 92122.  the Company's previous auditor, William L. Butcher, C.P.A., was sanctioned by the Securities and Exchange Commission and can no longer serve as the Company's auditor.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH

                   SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of September 30, 2000, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Age	Date Elected or Appointed
Pakie V. Plastino, Chairman	51	July 1997
William D. Doehne, COO	47	July 1997

Pakie V. Plastino

Mr. Plastino is Chairman and a Director of the Company. He spends 90% of his time on the affairs of the Company. The Company has employed him since March 1997.  His responsibilities include recruiting, coordinating strategy, planning and marketing.  Mr. Plastino is an officer of Construction Lien and Credit Services, a Seattle-based company that provides lien filing and collection services for contractors, and ChekProtekt, a Seattle-based company that provides check collection services for merchants.  Mr. Plastino has been involved with Construction Lien and Credit Services since 1993.  Mr. Plastino resigned as an officer and director on October 4, 2000.

William D. Doehne

Mr. Doehne is the Chief Operating Officer and a Director of the Company. He spends 90% of his time on the affairs of the Company. Mr. Doehne is also the President of Contractor's Directory, Inc. Mr. Doehne has been associated with Contractor's Directory since 1995. From 1991 to 1995 he was employed by ChekProtekt.

During the period October 4, 2000 to Februrary 4,2 001, as part of the Secure Sign transaction, Joseph Vincent served as President and Director, Patrick Reynolds served as Vice-President, and Randy Brasmer served as Secretary/Treasurer.  This management team did not work out satisfactorily for the Company and they were terminated or resigned on February 4, 2001. They were replaced by William D. Doehne as President and Director and by Coya Cady as Secretary/Treasurer and Director for the balance of fiscal year 2001 and for fiscal year 2002.

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 2000, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Involvement in Certain Legal Proceedings

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

Pakie Plastino

On or around June 11, 1994, Pakie Plastino was barred from acting in any capacity as a contractor in any federally funded construction project by the U.S. Department of Education. The term of the exclusion expired on or about August 28, 1995.

Family Relationships

There are no family relationships between any of the officers and/or directors.

ITEM 10.     EXECUTIVE COMPENSATION

Between October 1, 1999 and September 30, 2000, Pakie Plastino received $150,000 as compensation for his services which was accrued as wages payable.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During fiscal 2000, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2000 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.  However, on October 4, 2000, upon Pakie Plastino's resignation as an officer and director, the Company agreed to retain his services as a consultant and to reimburse Mr. Plastino for the reasonable expense of maintaining a separate office in an amount not less than $2,500 per month nor more than $5,000 per month.

The Company has no written employment agreements.

Other than that disclosed above, no compensation was paid during Fiscal 2000 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of September 30, 2000, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

5% Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)
Common	Pakie Plastino (1)	2,075,000	14.7%
Common	Plastino Children Trust (1)	1,600,000	11.3%
Common	Pakie V. Plastino Charitable Trust (1)	1,200,000	8.5%
Common	DTEK (2)	2,685,000	20.0%
Total		7,560,000	54.5%

    #  Based on 14,146,395 shares outstanding as of September 30, 2000.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of September 30, 2000.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)
Common	Pakie Plastino, Chairman & Director	2,075,000 [1]	11.3%
Common	William D. Doehne	250,000	1.8%
Total		5,125,000

    # Based on 14,146,395 shares outstanding as of September 30, 2000.

            [1]    Mr. Plastino acquired 225,000 in March 1997; 1,500,000 shares in March 1997; 750,000 in April 1997; 500,000 on May

                     1, 1997; 1,200,000 on September 30,  1998; and 700,000 in June 1999. Mr. Plastino divested himself of 2,800,000 shares as follows: 1,600,000 shares were transferred to the "Plastino Children Trust", an irrevocable trust in which

                     Mr. Plastino retains no interest or control; and 1,200,000 were transferred to the "Pakie V. Plastino Charitable Trust",

                     an irrevocable trust to benefit higher education and cancer research in which Mr. Plastino retains no interest or control.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since July 14, 1995 (Date of Inception) through September 30, 2000,  which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

During the fiscal year ended September 30, 2002, the following transactions occurred involving the issuance of or cancellation of shares of common stock.

DATE	PAYEE	CONSIDERATION	TOTAL SHARES
11/09/01	Morgan First Guaranty	$125,000 of debt	16,265,787
11/9/01	J.W. Brown	$ 30,000 of debt	3,903,830
11/9/01	Dean Kalivas	42,500 in legal fees	5,530,383
12/17/01	James Cerna	$ 30,000 past wages	2,000,000
1/10/02	Christopher Dieterich	$ 30,000 in legal fees	4,000,000
6/30/02	William D. Doehne	$ 15,000 past wages	2,500,000
7/1/02	DTEK ZZCash Cashell Communication	Repurchase of YourBankOnline software	1,825,000 52,000 500,000
9/27/02	Coya Cady	$ 12,500 past wages	2,000,000

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    I.    Financial Information

            1.     Index to Financial Statements

            2 .    Independent Auditors' Reports

            3.     Consolidated Balance Sheets at September 30, 2000, 1999 and 1998

            4.     Consolidated Statement of Loss and Accumulated Deficit for the years ended September 30, 2000, 1999 and 1998

            5.     Consolidated Statement of Cash Flows for the years ended September 30, 2000, 1999 and 1998

            6.     Statement of Statement of Changes in Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998

            7.     Notes to Financial Statements

     II.     Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 13:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     III. The exhibits are listed in the index of exhibits

(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

(c) The index of exhibits

          3.1 - Articles of Incorporation*

          3.2 - Bylaws*

          4.1 - Amendment to Form D*

        10.1 - Settlement Agreement with Robert Ghim (1)

        21.1 - Subsidiaries of the Registrant*

        23.1 - Consent of Accountants*

        99.1 - Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

        99.2 - Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

            * previously filed

                (1) filed as exhibit to Form 8-K (filed August 16, 2001)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secure Sign, Inc.,

a Colorado corporation

Date: December 23, 2002

By: /s/ William D. Doehne

William D. Doehne, Chairman of the Board and President

Date: December 23, 2002

By: /s/ Coya Cady

Coya Cady, Director and Secretary/Treasurer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Coya Cady provides the following certification.

     I, Coya Cady, Director and Secretary/Treasurer of Secure Sign, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	/s/ Coya Cady
Coya Cady, Director and Secretary/Treasurer

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, William Doehne provides the following certification.

     I, William Doehne, Director and Chief Operating Officer of YourBankOnline.com, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	/s/ William Doehne
William Doehne, Director & COO