Form 10QSB
period 2000-12-31
SECURE SIGN INC
filed 2002-12-26
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                    OR

      (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-21969

SECURE SIGN, INC.

(Exact name of registrant as specified in its charter)

 Colorado, United States

(State or other jurisdiction of incorporation or organization)

84-1343219

(I.R.S. Employer ID Number)

 18904 Hwy 99, Suite D, Lynnwood, WA 98036

(Address of principal executive offices) (Zip code)

(425) 670-8142

     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES                                                  NO      X

                                        -----                                             -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Shares outstanding at December 31, 2000

---------------------------------------------------------------

Common Stock, no par value 14,996,395

Preferred stock, no par value 210,000

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC. AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 DECEMBER 31, 2000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2000

TABLE OF CONTENTS

Independent Accountant’s Report                             2

Consolidated Balance Sheet                                      3

Consolidated Statement of Income                            4

Consolidated Statement of Cash Flow                       5

Notes to Consolidated Financial Statements            6 - 12

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders

                        of

Secure Sign, Inc. and Subsidiary

(Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month period ended December 31, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Sign, Inc.

A review of interim financial information consists principally of inquiries of persons responsible for financial and accounting matters and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated December 14, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

The December 31, 2000 comparative information has not been reviewed or compiled by an accountant. This information is presented by the Company for comparison only, accordingly, we do not express any opinion or assurances on these numbers.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s ability to exist as a going concern relies on its ability to raise adequate financing. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LICHTER, WEIL & ASSOCIATES

San Diego, California

December 20, 2002

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2000	2000
ASSETS
Current Assets
Cash and cash equivalents	($2,571)	$97,198
Accounts Receivable	0	11,080
Other receivables	37,728	37,728
Total Current Assets	35,157	146,006
Fixed Assets
Furniture and equipment net of accumulated depreciation of $80,004 and $26,519, respectively	4,329	4,799
Total Fixed Assets	4,329	4,799
Other Assets
Directory marketing rights	0	0
Computer software, net of accumulated amortization of $620,000 and $104,189, respectively	20,000	20,000
Deposits	6,823	6,823
Total Other Assets	26,823	26,823
Total Assets	$66,309	$177,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$236,699	$267,324
Dividends payable	10,000	4,750
Loans payable	129,478	107,538
Total Liabilities	376,177	374,862

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 14,146,395 and 10,784,000 issued and outstanding, respectively	3,275,058	3,009,432
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 210,000 and 100,000 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 210,000 and 0 issued and outstanding, respectively	210,000	210,000
Deficit accumulated during development stage	(3,794,926)	(3,421,416)
Total Stockholders' Equity	(309,868)	(201,984)
Total Liabilities and Stockholder's Equity	$66,309)	$177,628

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,		July 14, 1995 (Inception) December 31,
	2000	1999	2000
Sales, net	$4,642	$0	$117,915
Cost of sales	0	0	0
Gross profit	4,642	0	117,915

Selling Expenses	325,375	19,191	1,052,695

General and administrative expenses	97,527	34,516	2,382,632

Income (loss) from operations	(418,260)	(53,707)	(3,317,412)

Other (Income) Expense
Other Income	(50,000)	0	(50,010)
Impairment loss	0	0	125,912
Settlement expense	0	0	247,638
Interest expense	0	11,562	143,974
Total Other (Income) Expense	(50,000)	11,562	467,514

Income (loss) before income taxes	(368,260)	(65,269)	(3,784,926)

Provision for income taxes	0	0	0
Net income (loss)	($368,260)	($65,269)	($3,784,926)

Net loss per share (basic and diluted)
Basic	($0.02)	($0.01)	($0.60)
Diluted	($0.02)	($0.01)	($0.60)

Weighted average number of shares
Basic	14,996,395	10,786,500	6,281,575
Diluted	14,996,395	10,786,500	6,281,575

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		July 14, 1995 (Inception) to December 31,
	2000	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($368,260)	($65,269)	($3,784,926)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	470	36,789	4,563
Impairment loss	0	0	50,912
Common stock issued for services	265,626	0	567,875
Decrease (Increase) in receivables	11,080	0	0
Decrease (Increase) in other receivables	0	0	(37,728)
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	0	(6,823)
(Decrease) Increase in accounts payable and accrued expenses	(30,625)	29,659	236,699
Total Adjustments	246,551	66,448	1,535,498
Net cash used in operations	(121,709)	1,179	(2,249,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	21,940	0	719,550
Payments on loan payable	0	(4,185)	(30,977)
Sale of stock	0	120,000	2,358,088
Net cash provided in financing activities	21,940	115,815	3,046,661

Net change in cash and cash equivalents	(99,769)	116,994	(2,571)
Cash and cash equivalents at beginning of year	97,198	(1,165)	0
Cash and cash equivalents at end of year	($2,571)	$115,829	($2,571)

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$265,626	$0	$567,875

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE 1 -

NATURE OF OPERATIONS

Secure Sign, Inc. (the Company), formerly Your Bank Online.com, Inc. and Consolidated Data, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado. Contractor’s Directory, Inc. (Subsidiary) was purchased on April 17, 1999 in a stock for stock transaction exchange. Contractor’s Directory, Inc. is 100% owned by Secure Sign, Inc. and both companies are collectively referred to as the “Company”.

The Company was inactive until it acquired Contractor’s Directory, Inc., a company that was based on the exclusive development of an e-Commerce business designed to fill the needs of the construction industry.

In March 1999 the Company purchased a software program “Your Bank Online” from a financial institution. The Company’s focus was then to actively market, sell and support the software to members of the banking industry.

During the fiscal year ended September 30, 2000 the Company pursued both businesses, online banking and contractor’s directory. The Company is in the development stage and expended all of its resources to build both lines of business with minimal revenue generation.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report for the year ended September 30, 2000.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2000

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements for 2000 include the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor’s Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management’s evaluation of existing economic conditions.

Advertising

Advertising costs are expensed in the year incurred. Advertising expense for the year ended September 30, 2000 was $1,790.

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Computers	3 years
Machinery and euipment	5 to 12 years
Furniture and fixtures	7 years

Intangible Assets

Costs associated with software and marketing rights are capitalized and amortized using the straight-line method over fifteen years.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2000

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of December 31, 2000 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2000

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Income taxes have been provided based upon the tax laws and rates n the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 “Accounting for Income Taxes”.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2000

NOTE 3 -

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

NOTE 4 -

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

NOTE 5

- LITIGATION AND CONTINGENCIES

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

On September 27, 2000 the Securities and Exchange Commission (SEC) instituted a public cease-and-desist proceeding against the Company, its Chief Executive Officer (CEO) and its independent auditor. The filing alleged fraud by the Company and its CEO based on the Company’s inflation of the value of its primary asset, a software program, in a press release and registration statement.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2000

NOTE 5 -

LITIGATION AND CONTINGENCIES (CONTINUED)

On October 4, 2000 the Chief Executive Officer of the Company resigned his positions.

On July 3, 2001 the SEC accepted settlement from the Company, its CEO and its independent auditor, without admitting to or denying the charges. Terms of the settlement required payments to the United States Treasury totaling $72,750 by January 3, 2002, and the temporary rescission of the auditors right to practice before the SEC for a period of one year.

NOTE 6 -

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

NOTE 7 -

RELATED PARTY TRANSACTIONS

As of December 31, 2000 the Company had accrued wages of $150,000 to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company’s common stock outstanding.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2000

NOTE 8 -

GOING CONCERN

The Company has suffered recurring losses, cash deficiencies, loan defaults, and current liabilities far in excess of current assets. These issues raise substantial concern about its ability to continue as a going concern. Management has prepared the following statement in regards to its plans related to the going concern.

The Company is searching for new business opportunities that will generate cash flow. The Company intends on raising capital through private placements, as it is able and to possibly look for merger candidates.

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

In March 1999 the Company purchased a software system, "YourBankOnline", which during fiscal 2000 was the primary focus and operation of the Company. The Company still maintains the contractors-directory.com Web site. However, the Company is no longer marketing the Contractors Directory business and is evaluating its options with regard to continuing this line of its business. Consequently, management expects the revenue and cash-flow related to Contractors Directory to be nominal during future periods.

The Company amended its Article of Incorporation on October 31, 2000 from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was changed from “YBOL” to “SECU”.

The Company then announced on December 5, 2000 that it has completed the first development phase of its demonstration project for providing digital signature capability for physicians writing drug prescriptions for their patients. The demonstration project (“IDRX”) is aimed at providing a simple and seamless method for medical doctors authenticating and encrypting e-mail prescriptions through the use of digital signatures, using a protocol known as public key infrastructure (“PKI”).

Participants in the demonstration project include Group Telecom of Canada; its technology services subsidiary, GT Group Telecom Services Corporation; Pat Reynolds, who once designed the medical billing payments system for the physician community of British Columbia, Canada; and Joe Vincent, prominent Mount Vernon, Washington pharmacist active with the Washington Board of Pharmacy.

On October 4, 2000, Pakie V. Plastino resigned as an officer and director and Joseph Vincent was elected as President, Patrick Reynolds as Vice President, and Randy Brasmer as Secretary/Treasurer. Pakie V. Plastino continued on as a consultant to the Company.

On February 4, 2001, Joseph Vincent, Patrick Reynolds and Randy Brasmer resigned. William Doehne then was elected as President and Coya Cady was elected as Secretary/Treasurer for the remainder of fiscal year 2001 and for fiscal year 2002.

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1999

Revenues

During the quarter ending December 31, 2000 the Company generated revenues of $4,642 and during the quarter ending December 31, 1999 there were no revenues. Management expects that neither Contractor’s Directory nor YourBankOnline will generate any significant revenues in future periods. Management expects that, in the future, the company will be able to generate revenues from its Secure Sign business. The company announced on December 5, 2000 that it had completed the first development phase of its demonstration project for its Secure Sign business.

Expenses

Total expenses increased $357,633, or 648% from $65,269 during the quarter ending December 31, 1999 to $422,902 during quarter ending December 31, 2000. This increase is primarily attributable to costs associated with the development of its Secure Sign business.

General and administrative expense increased $84,478 from $(4,728) during the quarter ending December 31, 1999 to $79,750 during quarter ending December 31, 2000.

Sales and marketing expense increased $323,961, from $19,191 during the quarter ending December 31, 1999 to $343,152 during the quarter ending December 31, 2000. The increase is primarily attributed to costs incurred to develop the Secure Sign business.

Systems and development expense decreased $39,244, or 100%, from $39,244 during the quarter ending December 31, 1999 to nil during the quarter ending December 31, 2000.

Interest expense decreased $11,562, or 100%, from $11,562 during the quarter ending December 31, 1999 to nil during the quarter ending December 31, 2000.

The net loss increased $302,991, or 564%, from $65,269 during the quarter ending December 31, 1999 to $368,260 during the quarter ending December 31, 2000.

Liquidity and Capital Resources

Through December 31, 2000 the Company has raised a total of approximately $265,625 of capital to fund the operations of the Company.

During the quarter ended December 31, 2000 cash provided by financing activities was $265,625 as compared to $115,815 during the comparable quarter ended December 31, 1999. The increase is primarily attributed to additional shares of common stock which were issued for services. In October 1999, the Company sold 850,000 restricted common shares to unrelated third parties in a private placement. The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received non-cash equity value for the stock issuance valued by the Company at $265,625.

Management believes that our existing capital resources will not be adequate to fund our operations through the second quarter ending March 31, 2001. We have not sustained positive earnings or cash flow and we are required to incur significant expenses to be competitive. Consequently, we will require additional funds during the next two to six months to successfully execute our strategy. Additional financing may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

o rate at which we can develop our Secure Sign business;

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

Factors That May Affect Future Results Of Operations

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

Because we are a Development Stage Company and have a limited operating history, an investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet banking and electronic commerce markets. These risks include our ability to:

o successfully develop our Secure Sign business;

o develop and maintain strategic marketing relationships;

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

We incurred net losses of $368,260 for the quarter ending December 31, 2000 and $3,794,926 from inception through December 31, 2000. We expect to incur significant operating losses on a quarterly basis in the future.

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

Securities and Exchange Commission Inquiry

The Securities and Exchange Commission is conducting an inquiry, as to the valuation and related disclosures surrounding the acquisition of the online banking software. The purchase and sale agreement between the Company and DTEK (the seller of the software) provided a valuation of $10 million dollars. For accounting purposes, the software was valued at $640,000, and was being amortized over its estimated useful life of five years until fiscal year 2000 when it was amortized down to a net value of $20,000. The company, its Chairman, and other related parties are cooperating fully in this inquiry or investigation.

On September 27, 2000, the Securities and Exchange Commission (“SEC”) instituted cease-and-desist proceedings against YourBankOnline.com, Inc. (formerly known as Consolidated Data, Inc.) and Pakie V. Plastino pursuant to Section 21C of the Securities and Exchange Act of 1934. The SEC further instituted public administrative proceedings against William L. Butcher, C.P.A., the Company’s independent auditor, pursuant to Rule 102(e)(1) of the SEC’s Rules of Practice.

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

On July 3, 2001, Williams L. Butcher, C.P.A. submitted an offer of settlement which the SEC accepted. The settlement provided that William L. Butcher, without admitting or denying the findings of the SEC, except that he admits the jurisdiction of the SEC over him and over the subject matter of the proceeding, he consents to the issuance of the Order Making Findings and the Imposition of Sanctions pursuant to Rule 102(e) of the Commission’s Rules of Practice.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Item 2. Changes in Securities

In October 1999, the Company sold 850,000 restricted common shares for services to unrelated third parties in a private placement. The Warrant expires September 22, 2000. The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received non-cash services valued at $265,625 the sale of stock.

In March 1999, the Company acquired online banking software in exchange for 3.2 million shares of the Company's restricted common stock. For accounting purposes, the online banking software is recorded at $640,000 and was being amortized over its expected useful life of five years in fiscal 1999. In fiscal 2000, the online banking software was amortized down to a net value of $20,000.

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

SECURE SIGN, INC.

Date: December 24, 2002

/s/ William D. Doehne

 William D. Doehne

President and Director

Date: December 24, 2002

  /s/ Coya Cady

  Coya Cady

  Secretary/Treasurer and Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Coya Cady provides the following certification.

     I, Coya Cady, Director and Secretary/Treasurer of Secure Sign, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002	/s/ Coya Cady
Coya Cady, Director and Secretary/Treasurer

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, William Doehne provides the following certification.

     I, William Doehne, Director and Chief Operating Officer of YourBankOnline.com, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002	/s/ William Doehne
William Doehne, Director & COO