Form 10-Q
period 2001-03-31
SECURE SIGN INC
filed 2002-12-27
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

Class Shares outstanding at March 31, 2001

---------------------------------------------------------------

Common Stock, no par value 15,888,257

Preferred stock, no par value 0.0

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

 March 31, 2001

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2001

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

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

(Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month period ended March 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Sign, Inc.

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

The March 31, 2001 comparative information has not been reviewed or compiled by an accountant. This information is presented by the Company for comparison only, accordingly, we do not express any opinion or assurances on these numbers.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s ability to exist as a going concern relies on its ability to raise adequate financing. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LICHTER, WEIL & ASSOCIATES

San Diego, California

December 20, 2002

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$0	$97,198
Accounts Receivable	0	11,080
Other receivables	37,728	37,728
Total Current Assets	37,728	146,006
Fixed Assets
Furniture and equipment net of accumulated depreciation of $80,474 and $26,519, respectively	3,860	4,799
Total Fixed Assets	3,860	4,799
Other Assets
Directory marketing rights	0	0
Computer software, net of accumulated amortization of $620,000 and $104,189, respectively	20,000	20,000
Deposits	0	6,823
Total Other Assets	20,000	26,823
Total Assets	$61,588	$177,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$276,547	$267,324
Dividends payable	0	4,750
Loans payable	150,335	107,538
Total Liabilities	426,882	374,862

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 15,908,257 and 14,146,395 issued and outstanding, respectively	3,431,933	3,009,432
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 210,000 issued and outstanding, respectively	0	210,000
Deficit accumulated during development stage	(3,797,227)	(3,421,416)
Total Stockholders' Equity	(365,294)	(201,984)
Total Liabilities and Stockholder's Equity	$6	$177,628

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Six Months Ended March 31,		July 14, 1995 (Inception) to March 31,
	2001	2000	2001	2000	2001

Sales, net	$1,621	$25,465	$6,263	$26,465	$119,536
Cost of sales	0	0	0	0	0
Gross profit	1,621	25,465	6,263	26,465	119,536

Selling Expenses	(36,968)	94,805	288,407	113,996	1,015,727

General and administrative expenses	40,890	247,885	138,417	282,401	2,423,522

Income (loss) from operations	(2,301)	(317,225)	(420,561)	(369,932)	(3,319,713)

Other (Income) Expense
Miscellaneous (income) expense	0	5,914	0	17,476	(10)
Impairment loss	0	0	0	0	125,912
Settlement expense	0	0	(50,000)	0	197,638
Interest expense	0	0	0	0	143,974
Total Other (Income) Expense	0	5,914	(50,000)	17,476	467,514

Income (loss) before income taxes	(2,301)	(323,139)	(370,561)	(387,408)	(3,787,227)

Provision for income taxes	0	0	0	0	0
Net income (loss)	($2,301)	($323,139)	($370,561)	($387,408)	($3,787,227)

Net loss per share (basic and diluted)
Basic	($0.0001)	($0.03)	($0.02)	($0.04)	($0.56)
Diluted	($0.0001)	($0.03)	($0.02)	($0.04)	($0.56)

Weighted average number of shares
Basic	15,581,060	10,945,528	15,285,515	10,865,140	6,764,525
Diluted	15,581,060	10,945,528	15,285,515	10,865,140	6,764,525

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,		July 14, 1995 (Inception) to March 31,
	2001	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($370,561)	($387,408)	($3,787,227)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	940	59,145	5,033
Impairment loss	0	0	50,912
Common stock issued for services	187,501	0	489,750
Decrease (Increase) in receivables	11,080	(24,140)	0
Decrease (Increase) in other receivables	0	(89,337)	(37,728)
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	6,823	0	0
(Decrease) Increase in accounts payable and accrued expenses	9,223	(42,158)	254,607
Total Adjustments	215,567	(96,490)	1,482,574
Net cash used in operations	(154,994)	(483,898)	(2,304,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	(10,163)	(84,804)
Net cash used in investing activities	0	(10,163)	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	42,796	0	762,346
Payments on loan payable	0	(4,185)	(30,977)
Sale of stock	15,000	501,796	2,373,088
Net cash provided in financing activities	57,796	497,584	3,104,457

Net change in cash and cash equivalents	(97,198)	3,523	0
Cash and cash equivalents at beginning of year	97,198	(1,165)	0
Cash and cash equivalents at end of year	$0	$2,358	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$187,501	$0	$489,750
Common stock issued for dividends	$10,000	$0	$10,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2000.

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

March 31, 2001

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

March 31, 2001

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2001 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

March 31, 2001

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

March 31, 2001

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

March 31, 2001

NOTE 5

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

NOTE 6

SUBSEQUENT EVENTS

In July 2001 the Company settled its legal proceedings with the Securities and Exchange Commission.

In July 2002 the Company sold its Online Banking Software back to the original owner in exchange for the return of 2,377,000 shares of the Company stock and a note receivable for $20,000, due July 2005, interest accrued at 5% per annum.

NOTE 7

RELATED PARTY TRANSACTIONS

As of March 31, 2001 the Company had accrued wages of $150,000 to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company’s common stock outstanding.

The Company has entered into a lease for its office facility with a stockholder of the Company.  See Note 5 for information on the lease.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2001

NOTE 8 -

Class B Preferred Stock

In February 2001 the Class B Preferred Stock holders converted in their entirety the outstanding 210,000 shares into 876,862 shares of common stock of the Company. These stockholders were also issued Warrants to purchase one share of common stock for each share of Class B Preferred Stock previously owned at $0.75 per share for a period through February 2004.

NOTE 9 -

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

The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractors Directory") on April 17, 1997 via a stock for stock acquisition. From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry. This included development of "contractors-directory.com". Use of Contractors Directory allows public information to be downloaded, via the Internet, and reformatted for ease of use by contractors and suppliers. This includes credit and building permit information. (See "Contractors Directory") Contractor Directory is a wholly-owned subsidiary of the Company.

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

By March 31, 2001, the Company abandoned its attempts to develop it Secure Sign business and began an active search for new business opportunities.

QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

Revenues

During the quarter ending March 31, 2001 the Company generated revenues of $1,621 and during the quarter ending March 31, 2000 there were revenues of $25,645. Management expects that its Contractor’s Directory, YourBankOnline and Secure Sign businesses will not generate any significant revenues in future periods. Therefore, the company has begun an active search for new business opportunities.

Expenses

Total expenses decreased $344,682, from $348,604 during the quarter ending March 31, 2000 to $3,922 during quarter ending March 31, 2001. This decrease is primarily attributable to the Company winding down its businesses and expenses related to those businesses.

The net loss decreased $320,838, from $(323,139) during the quarter ending March 31, 2000 to a loss of $(2,301) during the quarter ending March 31, 2001.

Liquidity and Capital Resources

The Company's working capital was in a negative position with current liabilities of $426,882 and current assets of $37,728.

Additional equity capital is essential to the Company's ability to maintain a search for new business opportunities.  Therefore, the Company has plans to raise additional working capital through equity financing and debt restructuring and through the acquisition of companies having sufficient assets and cash flow to enable the Company to be self-sufficient and profitable.

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

Pakie Plastino

On or around June 11, 1994, Pakie Plastino was barred from acting in any capacity as a contractor in any federally funded construction project by the U.S. Department of Education. The term of the exclusion expired on or about August 28, 1995.  Mr. Plastino is the owner of 2,075,000 common shares of the Company.

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

Item 2. Changes in Securities and Use of Proceeds

In October 1999, the Company sold 850,000 restricted common shares for services to unrelated third parties in a private placement. The Warrant expires September 22, 2000. The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received non-cash services valued at $265,625 the sale of stock.

In February 2001, the Company cancelled 250,000 shares of the October 2000 stock issuance, bringing the net issuance to 600,000 shares for a non-cash equity value of $187,500.

In February and September 2000, the Company issued 210,000 shares of Series B preferred stock for $210,000.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Name	Number of Series B Preferred Shares	Purchase Price
Dennis Takasugi	20,000	$20,000
Andrew Steven Austin	50,000	$50,000
Interfinancial Group, Inc.	25,000	$25,000
Sagerian Family Trust	10,000	$10,000
Kohut Family Trust	50,000	$50,000
Richard A. Mattingly II	25,000	$25,000
Michael N. Brette	20,000	$20,000
TOTAL	210,000	$210,000

Subsequently, on February 8, and February 27, 2001, the Company issued 846,862 shares of its common stock in exchange for the 210,000 shares of the Series B preferred stock as follows:

Name	Number of Series B Preferred Shares Exchanged	Number of shares of Stock Received
Dennis Takasugi	20,000	92,078
Andrew Steven Austin	50,000	230,735
Interfinancial Group, Inc.	25,000	115,370
Sagerian Family Trust	10,000	46,196
Kohut Family Trust	50,000	138,587
Richard A. Mattingly II	25,000	115,309
Michael N. Brette	20,000	92,391
TOTAL	210,000	846,862

The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In February 2001, the Company issued 265,000 shares of its common stock to William H. Chang for $15,000.  The shares of stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In March 1999, the Company acquired online banking software in exchange for 3.2 million shares of the Company's restricted common stock.  For accounting purposes, the online banking software was recorded at $640,000 and was being amortized over its expected useful life of five years in fiscal 1999.  In fiscal 2000, the online banking software was amortized down to a net value of $20,000.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         The Company paid $100,000 as a deposit against the purchase of a wholly-owned subsidiary, Genesis Capital Co., Ltd.  As of July 24, 2000 the Company completed its acquisition of Genesis Capital, a privately held company based in South Korea pursuant to a Form 8-K filed July 31, 2000.  Genesis Capital, a profitable corporation, offers financial services to financial institution in the Asian marketplace, primarily in Korea.  The Acquisition, funded by 2,000,000 shares of common stock; $100,000 in cash; and $400,000 in a convertible debenture, will allow the company to access the Asian markets.  Effective September 30, 2000, the company rescinded the deal with Genesis and cancelled 2,000,000 shares of its restricted common stock which had been issued in relation to the acquisition.  Related to this, the Company lost an initial $100,000 deposit and additional expenses of $147,678.  The Company recovered $50,000 in its second fiscal quarter ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8K

         Exhibits:

         None.

         Reports on Form 8K:

         None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURE SIGN, INC.

Date: December 26, 2002

/s/ William D. Doehne

 William D. Doehne

President and Director

Date: December 26, 2002

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002	/s/ Coya Cady
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002	/s/ William Doehne
William Doehne, Director & COO