Form 10-Q
period 2001-06-30
SECURE SIGN INC
filed 2002-12-27
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

Class Shares outstanding at June 30, 2001

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

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 June 30, 2001

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001

TABLE OF CONTENTS

Independent Accountant’s Report                             2

Consolidated Balance Sheet                                      3

Consolidated Statement of Income                            4

Consolidated Statement of Cash Flow                       5

Notes to Consolidated Financial Statements            6 - 13

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

(Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of June 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine month period ended June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Sign, Inc.

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

The June 30, 2001 comparative information has not been reviewed or compiled by an accountant. This information is presented by the Company for comparison only, accordingly, we do not express any opinion or assurances on these numbers.

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

December 21, 2002

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$0	$97,198
Accounts Receivable	0	11,080
Other receivables	37,728	37,728
Total Current Assets	37,728	146,006
Fixed Assets
Furniture and equipment net of accumulated depreciation of $80,474 and $26,519, respectively	3,390	4,799
Total Fixed Assets	3,390	4,799
Other Assets
Directory marketing rights	0	0
Computer software, net of accumulated amortization of $620,000 and $104,189, respectively	20,000	20,000
Deposits	0	6,823
Total Other Assets	20,000	26,823
Total Assets	$61,118	$177,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$276,547	$267,324
Dividends payable	0	4,750
Loans payable	150,335	107,538
Total Liabilities	426,882	374,862

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 15,908,257 and 14,146,395 issued and outstanding, respectively	3,431,933	3,009,432
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 210,000 issued and outstanding, respectively	0	210,000
Deficit accumulated during development stage	(3,797,697)	(3,421,416)
Total Stockholders' Equity	(365,764)	(201,984)
Total Liabilities and Stockholder's Equity	$61,118	$177,628

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,		July 14, 1995 (Inception) to June 30,
	2001	2000	2001	2000	2001

Sales, net	$0	$15,980	$6,263	$42,445	$119,536
Cost of sales	0	0	0	0	0
Gross profit	0	15,980	6,263	42,445	119,536

Selling Expenses	0	0	288,407	0	1,015,727

General and administrative expenses	470	504,663	138,887	901,060	2,423,522

Income (loss) from operations	(470)	(488,683)	(421,031)	(858,615)	(3,320,183)

Other (Income) Expense
Miscellaneous (income) expense	0	0	0	(647)	(10)
Impairment loss	0	0	0	0	125,912
Settlement expense	0	0	(50,000)	0	197,638
Interest expense	0	0	0	18,123	143,974
Total Other (Income) Expense	0	0	(50,000)	17,476	467,514

Income (loss) before income taxes	(470)	(488,683)	(371,031)	(876,091)	(3,787,697)

Provision for income taxes	0	0	0	0	0
Net income (loss)	($470)	($488,683)	($371,031)	($876,091)	($3,787,697)

Net loss per share (basic and diluted)
Basic	($0.0000)	($0.04)	($0.02)	($0.08)	($0.52)
Diluted	($0.0000)	($0.04)	($0.02)	($0.08)	($0.52)

Weighted average number of shares
Basic	15,908,257	11,334,890	15,497,418	11,040,240	7,221,356
Diluted	15,908,257	11,334,890	15,497,418	11,040,240	7,221,356

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		July 14, 1995 (Inception) to June 30,
	2001	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($371,031)	($876,091)	($3,787,697)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	1,410	221,990	5,503
Impairment loss	0	0	50,912
Common stock issued for services and debt	187,501	0	489,750
Decrease (Increase) in receivables	11,080	(24,140)	0
Decrease (Increase) in other receivables	0	(89,337)	(37,728)
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	6,823	(100,000)	0
(Decrease) Increase in accounts payable and accrued expenses	9,223	56,728	254,607
Total Adjustments	216,037	65,241	1,483,044
Net cash used in operations	(154,994)	(810,850)	(2,304,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	(22,437)	(84,804)
Net cash used in investing activities	0	(22,437)	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	42,796	0	762,346
Payments on loan payable	0	(5,882)	(30,977)
Sale of stock	15,000	843,859	2,373,088
Net cash provided in financing activities	57,796	837,977	3,104,457

Net change in cash and cash equivalents	(97,198)	4,690	0
Cash and cash equivalents at beginning of year	97,198	(1,165)	0
Cash and cash equivalents at end of year	$0	$3,525	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$187,501	$0	$489,750
Common stock issued for dividends	$10,000	$0	$10,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2000.

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

June 30, 2001

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

June 30, 2001

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of June 30, 2001 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

June 30, 2001

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

June 30, 2001

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

June 30, 2001

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

NOTE 7

RELATED PARTY TRANSACTIONS

As of June 30, 2001 the Company had accrued wages of $150,000 to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company’s common stock outstanding.

The Company has entered into a lease for its office facility with a stockholder of the Company.  See Note 5 for information on the lease.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2001

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Results of Operation

The results of operations for the quarter ending June 30, 2001 reflect an operating loss of $(470) as compared to a loss of $(488,683) for the quarter ending June 30, 2000.  The $(470) loss was composed only of $470 in depreciation expense.

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

Item 2. Changes in Securities and Use of Proceeds

In October 1999, the Company sold 850,000 restricted common shares for services to unrelated third parties in a private placement. The Warrant expired September 22, 2000. The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2), of the Securities Act of 1933. The Company received non-cash services valued at $265,625 the sale of stock.

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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         The Company paid $100,000 as a deposit against the purchase of a wholly-owned subsidiary, Genesis Capital Co., Ltd.  As of July 24, 2000 the Company completed its acquisition of Genesis Capital, a privately held company based in South Korea pursuant to a Form 8-K filed July 31, 2000.  Genesis Capital, a profitable corporation, offers financial services to financial institution in the Asian marketplace, primarily in Korea.  The Acquisition, funded by 2,000,000 shares of common stock; $100,000 in cash; and $400,000 in a convertible debenture, will allow the company to access the Asian markets.  Effective September 30, 2000, the company rescinded the deal with Genesis and cancelled 2,000,000 shares of its restricted common stock which had been issued in relation to the acquisition.  Related to this, the Company lost an initial $100,000 deposit and additional expenses of $147,678.  The Company recovered $50,000 in its second fiscal quarter ended June 30, 2001.

Item 6. Exhibits and Reports on Form 8K

         Exhibits:

         None.

         Reports on Form 8K:

         None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURE SIGN, INC.

Date: December 27, 2002

/s/ William D. Doehne

 William D. Doehne

President and Director

Date: December 27, 2002

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002	/s/ Coya Cady
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002	/s/ William Doehne
William Doehne, Director & COO