Form 10-K
period 2001-09-30
SECURE SIGN INC
filed 2002-12-30
CIK 1092753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   September 30, 2001

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

Securities to be registered pursuant to Section 12(g) of the Act:   15,888,257 Common Shares, no par value

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

State the issuer's revenues for its most recent fiscal year:   $ 6,263

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at September 30, 2001 was $385,848.

As of September 30, 2001, issuer had 15,888,257 shares of common equity issued and outstanding.

Transitional Small Business Disclosure Format: Yes ___ No  X

SECURE SIGN, INC.

Form 10-KSB

TABLE OF CONTENTS

PART I

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

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits and Reports on Form 8-K

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Historical Corporate Development

YourBankOnline.com, Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a company in the development stage. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd. In November of 1998, Attache Holdings, Ltd became Consolidated Data, Inc.  In February of 2000, Consolidated Data, Inc. became YourBankOnline.com, Inc. Subsequently, on October 31, 2000, YourBankOnline.com, Inc. became Secure Sign, Inc.

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

In March 1999, the Company acquired a software system, "YourBankOnline", which was the primary focus of the Company during this fiscal year. The Company actively marketed, sold and supported the software to members of the banking industry while still maintaining "contractors-directory.com".  In October 2000 the Company entered into a new business called Secure Sign.  The Company completed the development stages of the business, but abandoned it in February, 2001.  Subsequent to February 2001, the Company's primary business was the search for new business opportunities.

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

In July 2002, the Company sold back to DTEK the YourBankOnline software for the return of 2,377,000 shares of the Company's common stock and a $20,000 promissory note.

CONTRACTOR'S DIRECTORY, INC.

Historical Development of Contractor's Directory

In 1997, the Company developed, and currently operates, contractors-directory.com, a website. This site provides construction contractors with information useful to their business. Services include listing of notices for liens filed, notices of building permits, directories of contractors, notices of upcoming bids, and other similar services of interest to contractors. Contractor's Directory also provides website development for individual contractors.

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

Description of Contractor's Directory

Contractor's Directory provides an Internet site that is available to general contractors, subcontractors, architects, property managers, insurance companies and other individuals and entities involved in the construction industry. Subscribers in various categories are able to provide information about their companies that interested parties can review in the privacy of their office using DOS or Windows. Each subcontractor or supplier can provide a color photo and up to eight pages of text describing their company. Additionally, bid lists, building permits, and credit and lien information will be updated daily on the website. General contractors and other interested parties can receive this service for a fee.

Competition for Contractor's Directory

Management is not aware of other companies offering services similar to the Contractor's Directory. Currently, general contractors, property managers, engineers, architects and others in the industry normally find sub-contractors and suppliers through the standard Yellow Pages or by referral.

SECURE SIGN, INC.

The Company amended its Articles of Incorporation on October 31, 2000 from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was changed from "YBOL" to "SECU".

The Company then announced on December 5, 2000 that it had completed the first development phase of its demonstration project for providing digital signature capability for physicians writing drug prescriptions for their patients.  The demonstration project ("IDRX") was aimed at providing a simple and seamless method for medical doctors to authenticate and encrypt e-mail prescriptions through the use of digital signatures, using a protocol known as public key infrastructure ("PKI").

Participants in the demonstration project included Group Telecom of Canada; its technology services subsidiary, GT Group Telecom Services Corporation; Pat Reynolds, who once designed the medical billing payments system for the physician community of British Columbia, Canada; and Joe Vincent, prominent Mount Vernon, Washington lawyer active with the Washington Board of Pharmacy.

On October 4, 2000, Pakie V. Plastino resigned as an officer and director and Joseph Vincent was elected as President, Patrick Reynolds as Vice President, and Randy Brasmer as Secretary/Treasurer.  Pakie V. Plastino continued on as a consultant to the Company.  On February 4, 2001, Joseph Vincent, Patrick Reynolds and Randy Brasmer resigned.  William Doehne then was elected as President and Coya Cady was elected as Secretary/Treasurer for the remainder of the fiscal year 2001 and for fiscal year 2002.

GENERAL

Employees

At September 30, 2001, the Company operated with approximately 5 employees and consultants.

There is no collective bargaining agreement in place.

Development Costs

The Company is currently a development stage company and no significant revenues have been earned from the operation of the Company. The majority of the expenditures and resources of the Company during the previous two fiscal years have been spent on development of Contractor's Directory and YourBankOnline, and most recently in the current fiscal year on the formation and development of Secure Sign.  By March 31, 2001, the Company had abandoned its attempt to develop and operate its Contractor's Directory business, its online banking business, and its Secure Sign business.  Thereafter, the Company has been actively searching for new business opportunities.

Subsequent Events

In July 2002, the Company sold back the YourBankOnline software to DTEK in exchange for a $20,000 promissory note due in 36 months bearing interest at the rate of 5% per annum, and for the return of the remaining shares held by DTEK or its business associates.

DTEK	1,825,000 shares
ZZ Cash	52,000 shares
Cashell Communications	500,000 shares
Total	2,377,000 shares

ITEM 2.     DESCRIPTION OF PROPERTY

During the first half of the fiscal year ending September 30, 2001, the Company rented approximately 1,400 square feet of space at 6912 220th St SW, Mountlake Terrace, Washington, on a month-to-month basis, for administrative and sales efforts.  The Company paid $1,850 per month for this facility.  During the last half of the fiscal year, the Company moved and pays a nominal amount of $300 per month to the Law Offices of Dean Kalivas, the Company's legal consultant.  The Company considers the facility adequate for current purposes.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

    None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Through October 21, 1999, the Company's common stock traded on the over-the-counter electronic bulletin board in the United States, having the trading symbol "CSDD". Subsequent to October 21, 1999, the Company's common stock was quoted and traded on the "Pink Sheets". On February 2, 2000 the Company changed its name to YourBankOnline.com, Inc. and the trading symbol was changed to "YBOL". On October 31, 2000 the Company again changed its name, to Secure Sign, Inc., and the trading symbol was changed to "SECU".  Trading volume and high/low/closing prices for the past four years are disclosed in the following table:

Stock Trading Activity

Quarter Ended	High	Low	Close	Volume
12-31-01	0.03	0.01	0.01	215,000
09-30-01	0.25	0.02	0.03	340,700
03-30-01	0.06	0.02	0.03	142,700
03-31-01	0.53	0.04	0.04	774,200
12-31-00	1.50	0.19	0.47	2,501,600
09-30-00	2.63	0.50	0.56	1,820,600
06-30-00	5.13	1.19	1.63	1,149,600
03-31-00	6.00	1.00	2.63	1,338,500
12-31-99	3.50	0.75	2.25	471,200
09-30-99	7.50	2.25	2.69	457,530
06-30-99	31.50	1.87	4.50	2,171,000
03-31-99	2.00	0.12	1.81	565,000
12-31-98	0.69	0.19	0.25	78,101
09-30-98	No Trading	No Trading	No Trading	No Trading
06-30-98	No Trading	No Trading	No Trading	No Trading
03-31-98	No Trading	No Trading	No Trading	No Trading

On September 30, 2001, the shareholders' list for the Company's common shares showed 93 registered shareholders and 17,329,162 shares issued and outstanding. The transfer agent had to add 559,095 shares authorized but not issued, and subtract 2,000,000 shares issued but rescinded, which then totaled 15,888,257 shares.

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

The following is a discussion of securities sold by the Company during the period covered by this report which were not registered under the Securities Act:

On October 27, 2000 the Company issued 850,000 shares of its common stock to 15 employees and consultants for a variety of business and consulting services.  No cash was received but management assumed a non-cash equity value for the stock issuance of $265,625 or $0.3125 per share.  The shares of stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On February 8, 2001 the Company cancelled 250,000 shares of the October 27, 2000 issuance, bringing the net issuance to 600,000 shares for a non-cash equity value of $187,500.

In February and September 2000 the company issued 210,000 shares of Series B preferred stock for $210,000.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Name	Number of Series B Preferred Shares Exchanged	Purchase Price
Dennis Takagusi	20,000	$ 20,000
Andrew Steven Austin	50,000	50,000
Interfinancial Group, Inc.	25,000	25,000
Sagerian Family Trust	10,000	10,000
Komut Family Trust	50,000	50,000
Richard A. Mattingly II	25,000	25,000
Michael N. Brette	20,000	20,000
Total	210,000	$ 210,000

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

On February 9, 2001 the company issued 265,000 shares of its common stock to William H. Chang for $15,000.  The shares of stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

At September 30, 2001, a correction was made in the 210,000 Series B preferred stock exchanged for common stock based on a $20,000 refund to Kohut Family Trust.  Common stock was reduced by $20,000 and a loan payable to Dean Kalivas was increased by $20,000.

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

OVERVIEW

YourBankOnline enables small to medium sized banks to offer their retail and commercial customers banking and financial services over the Internet. This product enables banks to offer their customers an array of products, services and transactions over the Internet in a secure environment. The Company acquired the YourBankOnline software in March 1999, and from April 1999 to December 1999 our principal activities consisted of recruiting employees, developing our business strategy, and raising capital for the growth of YourBankOnline.  Substantially all of our revenue during the fiscal year ending September 30, 2001, approximately $6,263, was generated through licensing fees and other revenues associated with YourBankOnline operations.

To date, the majority of our resources have been directed to developing our business plan, forming exclusive strategic marketing alliances, and building our sales and marketing, management, and technology personnel for YourBankOnline.

During the periods covered by this Form 10-KSB, the Company generated only nominal revenues through host fees of Contractor's Directory. Payments made to obtain server space from an unrelated third party, maintenance associated with the web site and general and administrative expenditures continued. It is unclear whether those companies under the yearly contracts for hosting services will renew those contracts for the fiscal year ending 2002. Management does not intend to aggressively seek renewal of those contracts or to pursue new contracts. Conversely, management does not intend to incur significant expenses in the maintenance or updating of the web site. Consequently, management expects the cash flow related to Contractor's Directory to be nominal, if any,  during the fiscal year ended September 30, 2002.

From October 4, 2000 through February 4, 2001, the Company started and attempted to develop a new business venture called Secure Sign which was a business which provided digital signature capability for physicians writing drug prescriptions for their patients.  The Company abandoned this effort in February 2001.

From February 2001 through the end of its fiscal year 2001, the Company devoted all of its resources to look for new business opportunities.  No such new business opportunities were located during fiscal year 2001.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

Revenues

The YourBankOnline banking software business generated revenues of $36,357 and Contractor's Directory, Inc. generated fees of $2,325 during fiscal 2000.  During fiscal year 2001 the YourBankOnline software business generated revenues of $6,263.

Revenues decreased $32,419, or 84%, from $38,682 during fiscal 2000 to $6,263 in fiscal 2001.  This income was attributable only to service revenues from YourBankOnline.  Neither Contractor's Directory nor Secure Sign contributed any revenues.

Expenses

Total expenses increased $1,836,511, or 484%, from $478,845 during fiscal 2000 to $2,315,356 in fiscal 2001. This increase was primarily attributable to costs incurred to acquire and begin the initial development of the online banking business.

Amortization expense decreased $1,799,451, from $2,354,039 during fiscal 2000 to $554,588 in fiscal 2001.  This decrease is primarily attributable to the abandonment of the online banking business.

Amortization expense decreased $516,504, or 100%, from $516,504 during fiscal 2000 to $-0- in fiscal 2001 as a result of amortization of the Internet banking software that was acquired in March 1999.  The banking software was acquired at a cost of $640,000 but is no longer being amortized over its expected useful life of five years, having been amortized down to a net value of $20,000.

Advertising, consulting, marketing, and travel expense increased $58,569 in fiscal 2001, which is primarily attributed to costs incurred to develop the Secure Sign business and to recruit future management and employees.

Legal, accounting, and professional fees decreased $108,363, which is primarily attributed to a reduction in costs associated with the online banking business.

Facilities, telephone, wages and related office expense decreased $605,265, from $692,048 during fiscal 2000 to $86,873 in fiscal 2001.  This decrease is primarily attributed to a reduction in costs associated with the online banking business.

Investor relation expense decreased $122,823 and is attributable to a reduction in costs incurred to assist the company in public relations, drafting press released, public appearances, and the general marketing of the Company.

Interest Expense

Interest expense decreased $7,772, from $29,686 during fiscal 2000 to $21,914 in fiscal 2001.  The decrease is attributable to a decrease in the average balance of loans payable during fiscal 2001 as compared to fiscal 2000.

Liquidity and Capital Resources

Through September 30, 2001 we have raised a total of approximately $192,501 of capital to fund the operations of the Company. As of September 30, 2001, we had loan indebtedness of $536,297.

During fiscal 2001 cash provided by financing activities was $62,461. During fiscal 2000 cash provided by financing activities was $1,451,582. The decrease was attributed to fewer shares issued for cash and services in fiscal 2001.

Our existing capital resources will not be adequate to fund our operations for more than two to six months. We have not sustained positive earnings or cash flow and we are required to incur significant expenses to be competitive. Consequently, we will require additional funds during the next two to six months to execute our strategy of acquiring new business opportunities. Additional financing may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our search for new business opportunities.

We cannot predict the extent to which investor interest in the Company will lead to future sales of equity securities to fund our current business plan. It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of other debt instruments. Therefore, in early 2001 we plan on seeking new capital through the issuance of additional shares of the Company, either through a public offering or private placement, at prices that have yet to be determined. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fee for these services.

Factors That May Affect Future Results Of Operations

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

Because we are a Development Stage Company and have a limited operating history, an investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies.

We cannot guarantee that we will succeed in achieving these goals, and there can be no assurance we will ever achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

We incurred net losses of approximately $498,416 for fiscal the year ending September 30, 2001. At September 30, 2001, we had an accumulated deficit of approximately $3,925,082. We expect to incur significant operating losses on a quarterly basis in the future.

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

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

TABLE OF CONTENTS

Independent Auditor's Report	11

Consolidated Balance Sheet	12

Consolidated Statement of Income	13

Consolidated Statement of Cash Flows	14

Consolidated Statement of Changes in Stockholders' Equity	15

Noted to Consolidated Financial Statements	16

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

 (Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have audited the consolidated balance sheet of Secure Sign, Inc. (a Colorado corporation) and its subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of income, accumulated deficit, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Sign, Inc. and its Subsidiary as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's ability to exist as a going concern relies on its ability to raise adequate financing. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Lichter, Weil & Associates

San Diego, California

December 22, 2002

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2001and 2000

	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$0	$97,198
Accounts Receivable	228	11,080
Other receivables	0	37,728
Total Current Assets	228	146,006
Fixed Assets
Furniture and equipment net of accumulated depreciation of $81,884 and $80,004, respectively	2,920	4,799
Total Fixed Assets	2,920	4,799
Other Assets
Computer software, net of accumulated amortization of $620,000 and $620,000, respectively	20,000	20,000
Deposits	0	6,823
Total Other Assets	20,000	26,823
Total Assets	$23,148	$177,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$361,297	$267,324
Dividends payable	0	4,750
Loans payable	175,000	107,538
Total Liabilities	536,297	379,612

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 15,888,257 and 14,146,395 issued and outstanding, respectively	3,411,933	3,009,432
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 210,000 issued and outstanding, respectively	0	210,000
Deficit accumulated during development stage	(3,925,082)	(3,421,416)
Total Stockholders' Equity	(513,149)	(201,984)
Total Liabilities and Stockholder's Equity	$23,148	$177,628

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2001 and 2000

And for the Period From July 14, 1995 (Inception) to September 30, 2001

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2001	2000	2001
Sales, net	$6,263	$38,682	$119,536
Cost of sales	0	0	0
Gross profit	6,263	38,682	119,536

Selling Expenses	288,407	215,201	1,015,727

General and administrative expenses	244,358	1,728,779	2,529,463

Income (loss) from operations	(526,502)	(1,905,298)	(3,425,654)

Other (Income) Expense
Other Income	0	0	(10)
Impairment loss	0	125,912	125,912
Settlement expense	(50,000)	247,638	197,638
Interest expense	21,914	29,685	165,888
Total Other (Income) Expense	(28,086)	403,235	489,428

Income (loss) before income taxes	(498,416)	(2,308,533)	(3,915,082)

Provision for income taxes	0	0	0
Net income (loss)	($498,416)	($2,308,533)	($3,915,082)

Net loss per share (basic and diluted)
Basic	($0.03)	($0.20)	($0.29)
Diluted	($0.03)	($0.20)	($0.29)

Weighted average number of shares
Basic	15,599,328	11,449,224	13,531,189
Diluted	15,599,328	11,449,224	13,531,189

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2001 and 2000

And for the Period From July 14, 1995 (Inception) to September 30, 2001

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2001	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($419,416)	($2,308,533)	($3,915,082)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	516,505	645,000
Depreciation	1,880	1,879	5,973
Impairment loss	0	50,912	50,912
Common stock issued for services	187,501	302,249	489,750
Decrease (Increase) in receivables	10,852	(11,080)	(228)
Decrease (Increase) in other receivables	37,728	(37,728)	0
Decrease (Increase) in marketing rights	0	75,000	75,000
Decrease (Increase) in deposits	6,823	(6,823)	0
(Decrease) Increase in accounts payable and accrued expenses	93,973	117,312	361,297
Total Adjustments	338,757	1,008,226	1,627,704
Net cash used in operations	(159,659)	(1,300,307)	(2,287,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	(52,912)	(84,804)
Net cash used in investing activities	0	(52,912)	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	67,461	234,707	765,071
Payments on loan payable	0	0	(30,977)
Stock Redemption	(20,000)	0	(20,000)
Sale of stock	15,000	1,216,875	2,373,088
Net cash provided in financing activities	62,461	1,451,582	3,087,182

Net change in cash and cash equivalents	(97,198)	98,363	0
Cash and cash equivalents at beginning of year	97,198	(1,165)	0
Cash and cash equivalents at end of year	$0	$97,198	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$187,501	$302,249	$489,750
Common stock issued for preferred dividends	$10,000	$0	$10,000

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

And for the Period From July 14, 1995 (Inception) to September 30, 2001

	Number of Shares		Amount		Deficit Accumulated During Development Stage
	Common	Preferred	Common	Preferred
Balance at inception, July 14, 1995	0	0	$0	$0	$0

May 1996 issuance of 100,000 shares preferred stock Class A	0	100,000	0	10,050	0

June 1996, issuance 1,701,000 shares common stock pursuant to 504 Reg. D at $0.0005 per share	1,701,000	0	851	0	0

Net loss July 14, 1995 to September 30, 1996	0	0	0	0	(38,561)

Balance at September 30, 1996	1,701,000	100,000	851	10,050	(38,561)

March 1997, issuance of common stock pursuant to 504 Reg. D at $0.0005 per share	225,000	0	112	0	0

March 1997, issuance of 1,500,000 shares of common stock for directory marketing rights at $0.05 per share	1,500,000	0	75,000	0	0

April 1997, issuance of 1,000,000 share of common stock for acquisition of Contractors Directory, Inc.	1,000,000	0	100	0	0

May 1997, issuance of shares for directors fees pursuant to directors' resolution at $0.05 per share	500,000	0	25,000	0	0

Issuance of shares for attorney and secretarial services at $0.05 per share	100,000	0	5,000	0	0

Net loss for year ended September 30, 1997	0	0	0	0	(372,513)

Balance at September 30, 1997	5,026,000	100,000	106,063	10,050	(411,074)

October to December 1997, issuance of shares pursuant to 504 Reg. D private placement at $0.15 per share	80,000	0	12,000	0	0

August 1998, issuance of shares for consulting service at $0.05 per share	150,000	0	7,500	0	0

September 1998, issuance of shares for directors fees pursuant to directors' resolution dated May 1, 1997 at $0.05 per share	1,200,000	0	60,000	0	0

Net loss for year ended September 30, 1998	0	0	0	0	(245,773)

Balance at September 30, 1998	6,456,000	100,000	185,563	10,050	(656,847)

March 1999, issuance of shares for consulting services at $0.20 per share	25,000	0	5,000	0	0

March 1999, issuance of shares for legal, accounting, and consulting services at $0.20 per share	300,000	0	60,000	0	0

March 1999, issuance of shares for online banking software rights at $0.20 per share	2,000,000	0	400,000	0	0

April 1999, issuance of shares pursuant to exercise of private placement stock option; 25,000 shares at $1.00; 25,000 shares at $2.00; and 25,000 shares at $5.00	75,000	0	200,000	0	0

April 1999, additional issuance of shares for online banking software at $0.20 per share	1,200,000	0	240,000	0	0

May 1999, issuance of shares for consulting services at $0.20 per share	28,000	0	5,600	0	0

June 1999, issuance of balance of shares for directors fee at $0.05 per share pursuant to directors' resolution date May 1, 1997	700,000	0	35,000	0	0

Net loss for year ended September 30, 1999	0	0	0	0	(451,286)

Balance at September 30, 1999	10,784,000	100,000	1,131,163	10,050	(1,108,133)

January 2000, private placement of 80,000 shares for $120,000	80,000	0	120,000	0	0

January 2000, private placement of 50,000 shares for non-cash services	50,000	0	96,875	0	0

February 2000, private placement of 559,095 shares in exchange for debt	559,095	0	96,875	0	0

February 2000, S-8 issuance of 41,000 shares for non-cash business planning and legal services valued at $33,332	41,000	0	33,332	0	0

May 2000, private placement of 125,000 shares for non-cash investor relations services valued at $50,000	125,000	0	50,000	0	0

May 2000, private placement of 500,000 shares for $200,000	500,000	0	200,000	0	0

June 2000, private placement of 50,000 shares for non-cash business planning and legal services valued at $50,000	50,000	0	50,000	0	0

June 2000, private placement of 190,000 shares preferred stock Class B for $190,000	0	190,000	0	190,000	0

July 2000, private placement of 2,000,000 shares for acquisition of Genesis Capital Co., Ltd, valued at $1,750,000	2,000,000	0	1,750,000	0	0

August 2000, S-8 issuance of 192,300 shares to employees and consultants for non-cash services valued at $173,917	192,300	0	173,917	0	0

August 2000, issuance of 450,000 shares to HEP Trust in exchange for 100,000 shares of Class A preferred stock	450,000	(100,000)	10,050	(10,050)	0

September 2000, private placement of 20,000 shares for $40,000	20,000	0	40,000	0	0

September 2000, private placement of 20,000 preferred stock Class B shares for $20,000	0	20,000	0	20,000	0

September 2000, private placement of 45,000 shares for non-cash investor relations services valued at $45,000	45,000	0	45,000	0	0

September 2000, private placement of 1,250,000 shares for $500,000	1,250,000	0	500,000	0	0

September 2000, rescission of 2,000,000 shares issued to Genesis Capital Co., Ltd	(2,000,000)	0	(1,750,000)	0	0

Dividends accrued on Preferred Class B	0	0	0	0	(4,750)

Net loss for year ended September 30, 2000	0	0	0	0	(2,308,533)

Balance at September 30, 2000	14,146,395	210,000	$3,009,432	$210,000	($3,421,416)

October 2000 private placement of 850,000 shares for non cash payment of services to unrelated parties	850,000	0	265,625	0	0

February 2001 cancellation of 200,000 shares issued for services	(200,000)	0	(78,125)	0	0

February 2001 conversion of 210,000 shares Class B Preferred Stock into 846,862 shares common stock	846,862	(210,000)	220,000	(210,000)	0

February 2001 private placement of 265,000 shares common stock	265,000	0	15,000	0	0

Repurchase of 20,000 shares of common stock and subsequent cancellation	(20,000)	0	(20,000)	0	0

Dividends accrued on Preferred Class B	0	0	0	0	(5,250)

Net loss for the year ended September 30, 2001	0	0	0	0	(498,416)

	15,888,257	0	$3,411,932	$0	($3,925,082)

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000 AND 1999

NOTE 1 - NATURE OF OPERATIONS

Secure Sign, Inc. (the "Company"), formerly Your Bank Online.com, Inc. and Consolidated Data, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado. Contractor's Directory, Inc. (Subsidiary) was purchased on April 17, 1999 in a stock for stock transaction exchange. Contractor's Directory, Inc. is 100% owned by Secure Sign, Inc. and both companies are collectively referred to as the "Company".

The Company was inactive until it acquired Contractor's Directory, Inc., a company that was based on the exclusive development of an e-Commerce business designed to fill the needs of the construction industry.

In March 1999 the Company purchased a software program "Your Bank Online" from a financial institution. The Company's focus was then to actively market, sell and support the software to members of the banking industry.

During the fiscal year ended September 30, 2000 the Company pursued both business, online banking and contractor's directory. The Company is in the development stage and expended all of its resources to build both lines of business with minimal revenue generation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for 2000 and 2001 include the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor's Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Advertising

Advertising costs are expensed in the year incurred. Advertising expense for year ended September 30, 2001 was $0 and for the year ended September 30, 2000 was $1,790.

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

Income Taxes

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOTE 3 - COMMON STOCK

The Company has three classes of capital stock: Class A Preferred Stock, Class B Preferred Stock and Common Stock.

At September 30, 2001 and 2000 the Company had 50,000,000 shares of authorized Common Stock with no par value and 15,888,257 and 14,146,395 shares issued and outstanding, respectively.  Holders of Common Stock are entitled to one vote for each share held.

At September 30, 2001 and 2000 the Company had 5,000,000 shares of Class A Preferred Stock authorized with no par value and 0 and 0 shares issued and outstanding, respectively.  Holders of Class A Preferred Stock rank senior to all other equity upon liquidation, dissolution or winding up and have no voting rights. Dividends are only paid upon declaration of dividends on common shares at the rate of 4.5:1.  These preferred shares are convertible into common shares at a conversion rate of 4.5 common shares to 1 preferred share.

At September 30, 2001 and 2000 the Company had 2,000,000 shares of Class B Preferred Stock authorized with $1 par value and 0 and 210,000 shares issued and outstanding, respectively.  Holders of Class B Preferred Stock rank senior to all other equity except Class A Preferred Stock upon liquidation, dissolution or winding up and are entitled to one vote for each share held.  The Class B shareholders are entitled to an annual dividend rate of 10%, which is cumulative.  As of September 30, 2000 preferred dividends accrued amounted to $5,250.  During February 2001, the Company converted all 210,000 shares of Class B stock into Common Stock, including $10,000 in accrued preferred dividends.  The amount of Common Stock issued was 846,862 shares.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following as of September 30, 2001 and 2000:

	2001	2000
Office equipment	$59,803	$59,803
Computer software	25,000	25,000
	84,803	84,803
Accumulated depreciation	(83,762)	(80,004)
Total	$1,041	$4,799

NOTE 5 - COMMITMENTS

Operating Leases

The Company leases its office facility and some equipment under a non-cancelable operating lease.

In March 2001, the Company terminated its old operating lease agreement for its office facility.  The Company forfeited its lease deposit of $6,823 in full settlement of any future amounts due to the lessor.  The Company then entered into a two year operating lease for a new office facility.  Terms of the lease consist of monthly rent in the amount of $300.  The lessor is a stockholder of the Company.

Rent expense for year ended September 30, 2001 and 2000 was $21,992 and $28,144, respectively.

The Company has entered into a consulting agreement with its former CEO and Chairman of the Board of Directors, which requires annual payments of $25,000 for his services.  As of September 30, 2001, this amount has been accrued and not paid.

NOTE 6 - EARNINGS PER SHARE

Basic net earnings per share is computed using the weighted average number of common shares outstanding. The effect of potential common shares outstanding is not included in diluted net earnings per share as it is antidilutive. The computations of basic net earnings per share for 2001 and 2000 are as follows:

	2001	2000
Net Earnings (loss) from operations	($498,416)	($2,315,356)

Basic weighted average shares	15,559,328	11,449,224
Effect of dilutive securities:
Convertible preferred stock	0	0
Dilutive potential common shares	15,559,328	11,449,224

Net earnings (loss) per share from continuing operations:
Basic	($0.03)	($0.20)
Diluted	($0.03)	($0.20)

NOTE 7 - DEBT

At September 30, 2001 and 2000, the Company had notes payable outstanding in the aggregate amount of $175,000 and $107,538, respectively. Payable as follows:

	2001	2000
Notes payable to a trust, interest at 10% per annum, due on demand	$ 20,000	$ 0
Notes payable to a corporation, interest at 10% annum, due on demand	30,000	0
Notes payable to a corporation, interest at 12% annum, due on demand	125,000	107,538
	$ 175,000	$ 107,538

NOTE 8 - INCOME TAXES

The Company did not have any Federal or State income tax expense for the years ended September 30, 2001 and 2000. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the years ended September 30, 2001 and 2000, there is no difference between the federal statutory tax rate and the effective tax rate. At years ended September 30, 2001 and 2000 the Company had available net operating loss carry-forwards of approximately $3,905,997 and $3,424,831, respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 10 - LITIGATION AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

In July 2002 the Company sold its Online Banking Software back to the original owner in exchange for the return of 2,377,000 shares of the Company stock and a note receivable for $20,000, due July 2005, interest accrued at 5% per annum.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2001 and 2000 the Company has accrued wages of $175,000 and $150,000 to Mr. Plastino.  Mr. Plastino was President and Chairman of the Board of Directors.  Mr. Plastino also beneficially owned approximately 30% of the Company's common stock outstanding.

NOTE 13 - CLASS B PREFERRED STOCK

In February 2001, the Class B Preferred Stock holders converted in entirety the outstanding 210,000 shares into 846,862 shares of common stock of the Company.  The common stock issuance also included shares to pay accumulated preferred dividends in arrears of approximately $10,000.  these stockholders were also issued Warrants to purchase one share of common stock for each Class B Preferred Stock previously owned at $0.75 per share for a period through February 2004.

NOTE 14 - GOING CONCERN

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's auditors are Lichter, Weil and Associates, 9191 Towne Centre Drive, Suite 406, San Diego, California 92122.  The Company's previous auditor, William L. Butcher, C.P.A., was sanctioned by the Securities and Exchange Commission and can no longer serve as the Company's auditor.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The table below lists, as of September 30, 2001, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Age	Date Elected or Appointed
Coya L. Cady, Secretary/Treasurer	34	February 2001
William D. Doehne, COO	47	July 1997

During the period October 4, 2000 to February 4, 2001 as part of the Secure Sign transaction, Joseph Vincent served as President and Director, Patrick Reynolds served as vice-President and Randy Brasmer served as Secretary/Treasurer.  This management team did not work out satisfactorily for the Company and they were terminated or resigned on February 4, 2001.  They were replaced by William D. Doehne as President and Director and by Coya Cady as Secretary/Treasurer and Director for the balance of fiscal year 2001 and for fiscal year 2002.

William D. Doehne

Mr. Doehne is the President and a Director of the Company. He spends 90% of his time on the affairs of the Company. Mr. Doehne is also the President of Contractor's Directory, Inc. Mr. Doehne has been associated with Contractor's Directory since 1995. From 1991 to 1995 he was employed by ChekProtekt.

Coya L. Cady

Ms. Cady is the Secretary/Treasurer and a Director of the Company.  She spends 90% of her time on the affairs of the company.  Ms. Cady is also the Secretary/Treasurer of Contractor's Directory, Inc.  From 1996 to 1999, Ms. Cady owned and operated her own company, Cady Services, Inc., which offered accounting services.  From 1999 to 2001 Ms. Cady worked for Boldrey Valuation Advisors as an accountant.

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 2001, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

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

ITEM 10.     EXECUTIVE COMPENSATION

Between October 1, 2000 and September 30, 2001, Pakie Plastino, the former President,  received $25,000 as reimbursement for his office expenses which was accrued as wages and reimbursements payable.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During fiscal 2001, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2001 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.  However, on October 4, 2000, upon Pakie Plastino's resignation as an officer and director, the Company agreed to retain his services as a consultant and to reimburse Mr. Plastino for the reasonable expense of maintaining a separate office in an amount not less than $2,500 per month nor more than $5,000 per month.

The Company has no written employment agreements.

Other than that disclosed above, no compensation was paid during Fiscal 2001 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
William Doehne	2001	0	0	0	0	0	0	0
President	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0
Coya Cady	2001	0	0	0	0	0	0	0
Secretary/Treas.	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of September 30, 2001, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

5% Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)
Common	Pakie Plastino (1)	2,075,000	13.1%
Common	Plastino Children Trust (1)	1,600,000	10.1%
Common	Pakie V. Plastino Charitable Trust (1)	1,200,000	7.6%
Common	DTEK	2,685,000	16.9%
Total		7,560,000	47.7%

    #  Based on 15,888,257 shares outstanding as of September 30, 2001.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of September 30, 2001.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)

Common	William D. Doehne	250,000	1.6%
Total		250,000

    # Based on 15,888,257 shares outstanding as of September 30, 2001.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since July 14, 1995 (Date of Inception) through September 30, 2001,  which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

Subsequent Events

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    I.    Financial Information

            1.     Index to Financial Statements

            2 ..    Independent Auditors' Reports

            3.     Consolidated Balance Sheets at September 30, 2001 and 2000

            4.     Consolidated Statement of Loss and Accumulated Deficit for the years ended September 30, 2001 and 2000

            5.     Consolidated Statement of Cash Flows for the years ended September 30, 2001 and 2000

            6.     Statement of Statement of Changes in Stockholders' Equity for the years ended September 30, 2001 and 2000

            7.     Notes to Financial Statements

     II.     Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 13:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     III. The exhibits are listed in the index of exhibits

(b)  A report on Form 8-K was filed August 16, 2001, during the last quarter of the period covered by this report.

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

SECURE SIGN, INC.

a Colorado corporation

Date: December 27, 2002

By: /s/ William D. Doehne

William D. Doehne, Chairman of the Board and President

Date: December 27, 2002

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