Form 10QSB
period 2001-12-31
SECURE SIGN INC
filed 2002-12-30
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

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

Class Shares outstanding at December 31, 2001

---------------------------------------------------------------

Common Stock, no par value 43,588,257

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

 December 31, 2001

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2001

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

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

(Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month periods ended December 31, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Sign, Inc.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated December 22, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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

December 23, 2002

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2001
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Accounts Receivable	228	228
Other receivables	0	0
Total Current Assets	228	228
Fixed Assets
Furniture and equipment net of accumulated depreciation of $82,354 and $81,884, respectively	2,450	2,920
Total Fixed Assets	2,450	2,920
Other Assets
Computer software, net of accumulated amortization of $620,000 and $620,000, respectively	20,000	20,000
Total Other Assets	20,000	20,000
Total Assets	$22,678	$23,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$256,547	$361,297
Loans payable	20,000	175,000
Total Liabilities	276,547	536,297

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 43,588,257 and 15,888,257 issued and outstanding, respectively	3,671,683	3,411,933
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Deficit accumulated during development stage	(3,925,552)	(3,925,082)
Total Stockholders' Equity	(253,869)	(513,149)
Total Liabilities and Stockholder's Equity	$22,678	$23,148

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 30,		July 14, 1995 (Inception) to December 31,
	2001	2000	2001

Sales, net	$0	$4,642	$119,536
Cost of sales	0	0	0
Gross profit	0	4,642	119,536

Selling Expenses	0	325,375	1,015,727

General and administrative expenses	470	97,527	2,529,933

Income (loss) from operations	(470)	(418,260)	(3,426,124)

Other (Income) Expense
Other income	0	0	(10)
Impairment loss	0	0	125,912
Settlement expense	0	(50,000)	197,638
Interest expense	0	0	165,888
Total Other (Income) Expense	0	(50,000)	489,428

Income (loss) before income taxes	(470)	(368,260)	(3,915,552)

Provision for income taxes	0	0	0
Net income (loss)	($470)	($368,260)	($3,915,552)

Net loss per share (basic and diluted)
Basic	($0.00)	($0.02)	($0.44)
Diluted	($0.00)	($0.02)	($0.44)

Weighted average number of shares
Basic	33,602,387	14,996,395	8,827,756
Diluted	33,602,387	14,996,395	8,827,756

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		July 14, 1995 (Inception) to December 31,,
	2001	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($470)	($368,260)	($3,915,552)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	470	470	6,443
Impairment loss	0	0	50,912
Common stock issued for services and debt	104,750	265,626	594,500
Decrease (Increase) in receivables	0	11,080	(228)
Decrease (Increase) in other receivables	0	0	0
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	0	0
(Decrease) Increase in accounts payable and accrued expenses	(104,750)	(30,625)	256,547
Total Adjustments	470	246,551	1,628,174
Net cash used in operations	0	(121,709)	(2,287,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	0	21,940	765,071
Payments on loan payable	0	0	(30,977)
Stock redemption	0	0	(20,000)
Sale of stock	0	0	2,373,088
Net cash provided in financing activities	0	21,940	3,087,182

Net change in cash and cash equivalents	0	(99,769)	0
Cash and cash equivalents at beginning of year	0	97,198	0
Cash and cash equivalents at end of year	$0	($2,571)	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$259,750	$265,626	$749,500
Common stock issued for dividends	$0	$0	$10,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

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

During the fiscal year ended September 30, 2001 the Company pursued both businesses, online banking and contractor’s directory. The Company is in the development stage and expended all of its resources to build both lines of business with minimal revenue generation.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2001.

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

December 31, 2001

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements for 2001 include the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor’s Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Advertising

Advertising costs are expensed in the year incurred. Advertising expense for the year ended September 30, 2001 was $0 and for the year ended September 30, 2000 was $1,790.

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

December 31, 2001

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of December 31, 2001 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

December 31, 2001

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The intangible assets were reviewed during the fiscal years ended September 30 2001 and 2000. This review indicated that the intangible assets, consisting of computer software and marketing rights, were impaired, based on cash flow projections over the next three years. Consequently, the carrying value of the computer software and marketing rights totaling $620,000 and $75,000, respectively, were written off as a component of operating expenses during the year ended September 30, 2000.

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

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

NOTE 3 -

INCOME TAXES

The Company did not have any Federal or State income tax expense for the years ended September 30, 2001 and 2000. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the years ended September 30, 2001 and 2000, there is no difference between the federal statutory tax rate and the effective tax rate. At years ended September 30, 2001 and 2000 the Company had available net operating loss carry-forwards of approximately $3,905,997 and $3,424,831 respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

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

December 31, 2001

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

NOTE 7

RELATED PARTY TRANSACTIONS

As of December 31, 2001 the Company had accrued wages of $175,000 to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company’s common stock outstanding.

The Company has entered into a lease for its office facility with a stockholder of the Company, Dean Kalivas, at the rate of $300 per month.  This lease expires April 1, 2003.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO THE QUARTER ENDED DECEMBER 31,2000

Revenues

During the quarter ending December 31, 2001 the Company generated no revenues and during the quarter ending December 31, 2000, revenues were $4,642.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.

Expenses

Total expenses decreased $372,432, from $372,902 during the quarter ending December 31, 2000 to $470 during the quarter ending December 31, 2001.  The $470 consisted of depreciation expense.  This decrease is primarily attributable to the abandonment of the Company's previous businesses.

The net loss decreased $367,790, from $368,260 during the quarter ending December 31, 2000 to $470 during the quarter ending December 31, 2001.

Liquidity and Capital Resources

Through December 31, 2001 the Company has raised a total of approximately $242,500 of capital to eliminate debt and to position the Company to take advantage of new business opportunities.

During the quarter ended December 31, 2001 cash provided by financing activities was $0 as compared to $21,940 during the comparable quarter ended December 31, 2000.  The 2001 stock issuance was attributable to additional shares of common stock which were issued for debt and services.  In November and December 2001, the company sold 27,700,000 restricted common shares to unrelated third parties in a private placement.  The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

We incurred net losses of $470 for the quarter ending December 31, 2001 and $3,925,552 from inception through December 31, 2001.

Forward-looking Statements

From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange commission or other regulatory agencies.  Words or phrases "will likely result", "are expected to", " will continue", " is anticipated", "estimated", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").  The reform Act does not apply to initial registration statements.  The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act.

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

Item 2. Changes in Securities

In November 2001, the Company issued 16,265,787 restricted shares of its common stock to Morgan First Guaranty, Inc. in exchange for $125,000 of debt and $15,000 in accrued interest.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Also in November 2001, the Company issued 3,903,830 restricted shares of its common stock to J.W. Brown in exchange for $30,000 of debt plus $2,250 of accrued interest.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Also in November 2001, the Company issued 5,530,383 restricted shares of its common stock to Dean Kalivas in exchange for accrued legal fees.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2 of the Securities Act of 1933.  The Company received non-cash services valued at $42,500 for the sale of stock.

In December 2001, the Company issued 2,000,000 restricted shares of its common stock to James Cerna in exchange for $5,000 of wages.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  The company received non-cash services valued at $45,000 for the sale of stock.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

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