Form 10QSB
period 2002-03-31
SECURE SIGN INC
filed 2002-12-30
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

Class Shares outstanding at March 31, 2002

---------------------------------------------------------------

Common Stock, no par value 47,588,257

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC. AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 March 31, 2002 and 2001

iii

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2002 and 2001

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

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

(Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of March 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month periods ended March 31, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Sign, Inc.

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

San Diego, California

December 23, 2002

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Accounts Receivable	228	228
Other receivables	0	0
Total Current Assets	228	228
Fixed Assets
Furniture and equipment net of accumulated depreciation of $82,823 and $81,884, respectively	1,981	2,920
Total Fixed Assets	1,981	2,920
Other Assets
Computer software, net of accumulated amortization of $620,000 and $620,000, respectively	20,000	20,000
Total Other Assets	20,000	20,000
Total Assets	$22,209	$23,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$256,547	$361,297
Loans payable	20,000	175,000
Total Liabilities	276,547	536,297

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 47,588,257 and 15,908,257 issued and outstanding, respectively	3,701,683	3,411,933
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Deficit accumulated during development stage	(3,956,021)	(3,925,082)
Total Stockholders' Equity	(254,338)	(513,149)
Total Liabilities and Stockholder's Equity	$22,209	$23,148

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Six Months Ended March 31,		July 14, 1995 (Inception) to March 31,
	2002	2001	2002	2001	2002

Sales, net	$0	$1,621	$0	$6,263	$119,536
Cost of sales	0	0	0	0	0
Gross profit	0	1,621	0	6,263	119,536

Selling Expenses	0	(36,968)	0	288,407	1,015,727

General and administrative expenses	30,469	40,890	30,939	138,417	2,560,402

Income (loss) from operations	(30,469)	(2,301)	(30,939)	(420,561)	(3,456,593)

Other (Income) Expense
Miscellaneous (income) expense	0	0	0	0	(10)
Impairment loss	0	0	0	0	125,912
Settlement expense	0	0	0	(50,000)	197,638
Interest expense	0	0	0	0	165,888
Total Other (Income) Expense	0	0	0	(50,000)	489,428

Income (loss) before income taxes	(30,469)	(2,301)	(30,939)	(370,561)	(3,946,021)

Provision for income taxes	0	0	0	0	0
Net income (loss)	($30,469)	($2,301)	($30,939)	($370,561)	($3,946,021)

Net loss per share (basic and diluted)
Basic	($0.0006)	($0.00)	($0.00)	($0.02)	($0.38)
Diluted	($0.0006)	($0.00)	($0.00)	($0.02)	($0.38)

Weighted average number of shares
Basic	47,588,257	15,581,060	40,518,477	15,285,515	10,489,074
Diluted	47,588,257	15,581,060	40,518,477	15,285,515	10,489,074

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		July 14, 1995 (Inception) to March 31,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($30,939)	($370,561)	($3,946,021)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	939	940	6,912
Impairment loss	0	0	50,912
Common stock issued for services and debt	134,750	187,501	624,500
Decrease (Increase) in receivables	0	11,080	(228)
Decrease (Increase) in other receivables	0	0	0
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	6,823	0
(Decrease) Increase in accounts payable and accrued expenses	(104,750)	9,223	256,547
Total Adjustments	30,939	215,567	1,658,643
Net cash used in operations	0	(154,994)	(2,287,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	0	42,796	765,071
Payments on loan payable	0	0	(30,977)
Stock redemption	0	0	(20,000)
Sale of stock	0	15,000	2,373,088
Net cash provided in financing activities	0	57,796	3,087,182

Net change in cash and cash equivalents	0	(97,198)	0
Cash and cash equivalents at beginning of year	0	97,198	0
Cash and cash equivalents at end of year	$0	$0	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$289,750	$0	$779,500
Common stock issued for dividends	$0	$10,000	$10,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2001.

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

March 31, 2002

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

Advertising

Advertising costs are expensed in the year incurred. Advertising expense for the year ended September 30, 2001 was $0 and for the year ended September 30, 2000, $1,790.

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

March 31, 2002

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2002 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

March 31, 2002

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The intangible assets were reviewed during the fiscal years ended September 30, 2001 and 2000. This review indicated that the intangible assets, consisting of computer software and marketing rights, were impaired, based on cash flow projections over the next three years. Consequently, the carrying value of the computer software and marketing rights totaling $620,000 and $75,000, respectively, were written off as a component of operating expenses during the year ended September 30, 2000.

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

March 31, 2002

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

COMMITMENT AND CONTINGENCIES

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

March 31, 2002

NOTE 5

COMMITMENT AND CONTINGENCIES (CONTINUED)

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

NOTE 7

RELATED PARTY TRANSACTIONS

As of March 31, 2002 and 2001 the Company had accrued wages of $175,000 and $150,000, respectively, to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company’s common stock outstanding.

The Company has entered into a lease for its office facility with a stockholder of the Company, Dean Kalivas, at the rate of $300 per month.  This lease expires April 1, 2003.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2002

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

Secure Sign. Inc. (the "Company") is a development stage company. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd. In November of 1998, Attache Holdings Ltd. became Consolidated Data, Inc.

The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractors Directory") on April 17, 1997 via a stock for stock acquisition. From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry. This included development of "contractors-directory.com". Use of Contractors Directory allows public information to be downloaded, via the Internet, and reformatted for ease of use by contractors and suppliers.  This includes credit and building permit information. Contractor Directory is a wholly-owned subsidiary of the Company.

However, the Company is no longer marketing the Contractor's Directory business and is evaluating its options with regard to continuing this line of its business.  consequently, management expects the revenue and cash-flow related to Contractor's Directory to be nominal, if any, during future periods.

In March 1999 the Company purchased from DTEK, for 3,200,000 shares of its common stock, a software system, "YourBankOnline", which during fiscal 2000 was the primary focus and operation of the Company.  The "YourBankOnline" software allowed the Company to provide to small to medium banking institutions the ability to offer state-of-the-art online banking capability to their customers.  The company abandoned its online banking business in October 2000, and in July 2002 sold the software back to DTEK for the return of 2,377,000 shares of its common stock plus a $20,000 promissory note.

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

During February 2001, the company abandoned its Secure Sign business and subsequently began searching for new business opportunities.

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31,2000

Revenues

During the quarter ending March 31, 2002 the Company generated no revenues and during the quarter ending March 31, 2001, revenues were $1,621.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.

Expenses

Total expenses increased $26,5476, from $3,922 during the quarter ending March 31, 2001 to $30,469 during the quarter ending March 31, 2002.  The expenses consisted of $469 in depreciation expense and $30,000 in legal and professional fees.

The net loss increased $28,168, from a net loss of $2,301 during the quarter ending March 31, 2001 to a net loss of $30,469 during the quarter ending March 31, 2002.

Liquidity and Capital Resources

Through March 31, 2002 the Company has raised a total of approximately $30,000 of capital to eliminate debt and to position the Company to take advantage of new business opportunities.

During the quarter ended March 31, 2002 cash provided by financing activities was $0 as compared to $57,796 during the comparable quarter ended March 31, 2001.  The 2002 stock issuance was attributable to additional shares of common stock which were issued for services.  The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

We incurred net losses of $30,469 for the quarter ending March 31, 2002 and $3,956,021 from inception through March 31, 2002.

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

Item 2. Changes in Securities

In January 2002, the Company issued 4,000,000 restricted shares of its common stock to Chris Dieterich.   The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  No cash was received but management assumed a non-cash equity value of $30,000.

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