Form 10QSB
period 2002-06-30
SECURE SIGN INC
filed 2002-12-30
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

Class Shares outstanding at June 30, 2002

---------------------------------------------------------------

Common Stock, no par value 50,088,257

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

 June 30, 2002 and 2001

iii

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2002 and 2001

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

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

(Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine month periods ended June 30, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Sign, Inc.

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

San Diego, California

December 23, 2002

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$0	$0
Accounts Receivable	228	228
Other receivables	0	0
Total Current Assets	228	228
Fixed Assets
Furniture and equipment net of accumulated depreciation of $82,823 and $81,884, respectively	1,511	2,920
Total Fixed Assets	1,511	2,920
Other Assets
Computer software, net of accumulated amortization of $620,000 and $620,000, respectively	20,000	20,000
Total Other Assets	20,000	20,000
Total Assets	$21,739	$23,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$256,547	$361,297
Loans payable	20,000	175,000
Total Liabilities	276,547	536,297

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 47,588,257 and 15,908,257 issued and outstanding, respectively	3,714,183	3,411,933
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Deficit accumulated during development stage	(3,968,991)	(3,925,082)
Total Stockholders' Equity	(254,808)	(513,149)
Total Liabilities and Stockholder's Equity	$21,739	$23,148

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,		July 14, 1995 (Inception) to June 30,
	2002	2001	2002	2001	2002

Sales, net	$0	$0	$0	$6,263	$119,536
Cost of sales	0	0	0	0	0
Gross profit	0	0	0	6,263	119,536

Selling Expenses	0	0	0	288,407	1,015,727

General and administrative expenses	12,970	470	43,909	138,887	2,573,372

Income (loss) from operations	(12,970)	(470)	(43,909)	(421,031)	(3,469,563)

Other (Income) Expense
Miscellaneous (income) expense	0	0	0	0	(10)
Impairment loss	0	0	0	0	125,912
Settlement expense	0	0	0	(50,000)	197,638
Interest expense	0	0	0	0	165,888
Total Other (Income) Expense	0	0	0	(50,000)	489,428

Income (loss) before income taxes	(12,970)	(470)	(43,909)	(371,031)	(3,958,991)

Provision for income taxes	0	0	0	0	0
Net income (loss)	($12,970)	($470)	($43,909)	($371,031)	($3,958,991)

Net loss per share (basic and diluted)
Basic	($0.0003)	($0.0000)	($0.0010)	($0.02)	($0.33)
Diluted	($0.0003)	($0.0000)	($0.0010)	($0.02)	($0.33)

Weighted average number of shares
Basic	48,412,433	15,908,257	43,149,795	15,497,418	12,066,975
Diluted	48,412,433	15,908,257	43,149,795	15,497,418	12,066,975

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		July 14, 1995 (Inception) to June 30,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($43,909)	($371,031)	($3,958,991)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	1,409	1,410	7,382
Impairment loss	0	0	50,912
Common stock issued for services and debt	147,250	187,501	637,000
Decrease (Increase) in receivables	0	11,080	(228)
Decrease (Increase) in other receivables	0	0	0
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	6,823	0
(Decrease) Increase in accounts payable and accrued expenses	(104,750)	9,223	256,547
Total Adjustments	43,909	216,037	1,671,613
Net cash used in operations	0	(154,994)	(2,287,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	0	42,796	765,071
Payments on loan payable	0	0	(30,977)
Stock redemption	0	0	(20,000)
Sale of stock	0	15,000	2,373,088
Net cash provided in financing activities	0	57,796	3,087,182

Net change in cash and cash equivalents	0	(97,198)	0
Cash and cash equivalents at beginning of year	0	97,198	0
Cash and cash equivalents at end of year	$0	$0	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$302,250	$0	$792,000
Common stock issued for dividends	$10,000	$0	$10,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2001.

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

June 30, 2002

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements for 2002 and 2001 include the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor’s Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

June 30, 2002

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of June 30, 2002 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

June 30, 2002

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

June 30, 2002

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

June 30, 2002

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

NOTE 7

RELATED PARTY TRANSACTIONS

As of June 30, 2002 and 2001 the Company had accrued wages of $175,000 and $150,000, respectively, to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company’s common stock outstanding.

The Company has entered into a lease for its office facility with a stockholder of the Company, Dean Kalivas, at the rate of $300 per month.  This lease expires April 1, 2003.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2002

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

QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

Revenues

During the quarter ending June 30, 2002 the Company generated no revenues and during the quarter ending June 30, 2001, revenues were also $0.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.

Expenses

Total expenses increased $12,500, from $470 during the quart4er ending June 30, 2001 to $12,970 during the quarter ending June 30, 2002.  The expenses consisted of $470 in depreciation expense and $12,500 in wages.

The net loss increased $12,500, from a net loss of $470 during the quarter ending June 30, 2001 to a net loss of $12,970 during the quarter ending June 30, 2002.

Liquidity and Capital Resources

Through June 30, 2002 the Company has raised a total of approximately $12,500 of capital to eliminate debt and to position the Company to take advantage of new business opportunities.

During the quarter ended June 30, 2002 cash provided by financing activities was $0 as compared to $15,000 during the comparable quarter ended June 30, 2001.  The 2002 stock issuance was attributable to additional shares of common stock which were issued for services.  The shares of common stock were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933.

We incurred net losses of $12,970 for the quarter ending June 30, 2002 and $3,968,991 from inception through June 30, 2002.

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

Item 2. Changes in Securities

In June 2002, the Company issued 2,500,000 restricted shares of its common stock to William D. Doehne.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  No cash was received but management assumed a non-cash equity value of $12,500.

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

Date: December 30, 2002

/s/ William D. Doehne

 William D. Doehne

President and Director

Date: December 30, 2002

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	/s/ Coya Cady
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	/s/ William Doehne
William Doehne, Director & COO