Form 10KSB
period 2002-09-30
SECURE SIGN INC
filed 2002-12-31
CIK 1092753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   September 30, 2002

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

Securities to be registered pursuant to Section 12(g) of the Act:   49,731,257 Common Shares, no par value

                                                                                                                                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year:   $ None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at September 30, 2002 was $152,813.

As of September 30, 2002, issuer had 49,731,257 shares of common equity issued and outstanding.

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

In March 1999, the Company acquired a software system, "YourBankOnline", which was the primary focus of the Company during that fiscal year. The Company actively marketed, sold and supported the software to members of the banking industry while still maintaining "contractors-directory.com".  In October 2000 the Company entered into a new business called Secure Sign.  The Company completed the development stages of the business, but abandoned it in February, 2001.  Subsequent to February 2001, the Company's primary business was the search for new business opportunities.

Historical Development of YourBankOnline Software

River City Bank of Sacramento, California originally developed YourBankOnline in 1996 and 1997, and began offering a range of online services, resulting from YourBankOnline in September of 1997. The system was developed internally in order to offer state-of-the-art services to River City Customers.

Following the successful implementation at River City Bank management licensed and installed the system in three community banks located in northern California: Citizens Bank, Tri-Counties Bank and Auburn National Bank. River City Bank also acted as a service bureau for these banks (i.e., provided them other computing capabilities). In 1998, the management of River City Bank decided to focus on the traditional banking services and did not expand the online banking system to additional banks.

DTEK Corporation ("DTEK"), a privately held company located in Boise, Idaho, purchased YourBankOnline from River City in September 1998 for a total consideration of $410,000:  a $60,000 down payment and a note payable of $350,000 due to River City Bank in September 1999.

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

As part of the agreement DTEK assigned to the Company all rights and title to the existing software license between DTEK and Global. This included payments from River City Bank, subject to DTEK receiving the balance of the initial licensing revenues as compensation for its consulting and support. Any residual income will be paid to the Company which management believes will be immaterial to the on-going operations of the Company.

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

The Company, through loans and contributed services from related companies, has invested approximately $546,000 in the development of Contractor's Directory. This has resulted in the production of negligible revenue. The company has significantly reduced the operations and expenditures associated with the business. Management does not intend to continue to expand the services and provide updates to Contractor's Directory. Current plans are to sell, "spin-off", abandon or otherwise dispose of the subsidiary and/or the operations of Contractor's Directory.

SECURE SIGN, INC.

The Company amended its Articles of Incorporation on October 31, 2000 from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was consequently changed from "YBOL" to "SECU".

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

On October 4, 2000, in connection with the Company's focus on the Secure Sign business, Pakie V. Plastino resigned as an officer and director and Joseph Vincent was elected as President, Patrick Reynolds as Vice President, and Randy Brasmer as Secretary/Treasurer.  Pakie V. Plastino continued on as a consultant to the Company.  On February 4, 2001, Joseph Vincent, Patrick Reynolds and Randy Brasmer resigned.  William Doehne then was elected as President and Coya Cady was elected as Secretary/Treasurer for the remainder of the fiscal year 2001 and for fiscal year 2002.

On February 4, 2001, the Secure Sign project was abandoned and thereafter the Company's business was the search for new business opportunities.

GENERAL

Employees

At September 30, 2002, the Company operated with approximately 5 employees and consultants.

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

ITEM 2.     DESCRIPTION OF PROPERTY

During the first half of the fiscal year ending September 30, 2001, the Company rented approximately 1,400 square feet of space at 6912 220th Street SW, Mountlake Terrace, Washington, on a month-to-month basis, for administrative and sales efforts.  The Company paid $1,850 per month for this facility.  During the last half of the fiscal year, the Company moved and pays a nominal amount of $300 per month to the Law Offices of Dean Kalivas, the Company's legal consultant.  This lease expires in April, 2003.  The Company considers the facility adequate for current purposes.

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

Stock Trading Activity

Quarter Ended	High	Low	Close	Volume
09-30-02	0.01	0.02	0.01	352,400
06-30-02	0.01	0.01	0.01	63,800
03-31-02	0.01	0.02	0.01	87,500
12-31-01	0.03	0.01	0.01	215,000
09-30-01	0.25	0.02	0.03	340,700
03-30-01	0.06	0.02	0.03	142,700
03-31-01	0.53	0.04	0.04	774,200
12-31-00	1.50	0.19	0.47	2,501,600
09-30-00	2.63	0.50	0.56	1,820,600
06-30-00	5.13	1.19	1.63	1,149,600
03-31-00	6.00	1.00	2.63	1,338,500
12-31-99	3.50	0.75	2.25	471,200
09-30-99	7.50	2.25	2.69	457,530
06-30-99	31.50	1.87	4.50	2,171,000
03-31-99	2.00	0.12	1.81	565,000
12-31-98	0.69	0.19	0.25	78,101
09-30-98	No Trading	No Trading	No Trading	No Trading
06-30-98	No Trading	No Trading	No Trading	No Trading
03-31-98	No Trading	No Trading	No Trading	No Trading

On September 30, 2002, the shareholders' list for the Company's common shares showed 93 registered shareholders and 49,785,494 shares issued and outstanding. The transfer agent had to add 559,095 shares authorized but not issued;  had to correct stock issued for debt and legal fees by subtracting 63,332 and had to add 20,000 shares authorized but not issued which then totaled 49,731,257 shares.

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

Also in November 2001, the company issued 3,903,830 restricted shares of its common stock to J.W. Brown in exchange for $30,000 of debt plus $2,350 of accrued interest.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(20 of the Securities Act of 1933.

Also, in November 2001 the Company issued 5,530,383 restricted shares of its common stock to Dean Kalivas in exchange for accrued legal fees.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  The Company received non-cash services valued at $42,500 for the sale of stock.

In December 2001 the Company issued 2,000,000 restricted shares of its common stock to James Cerna in exchange for $45,000 of wages.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  The company received non-cash services valued at $45,000 for the sale of stock.

In January 2002, the Company issued 4,000,000 restricted shares of its common stock to Chris Dieterich.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  No cash was received but management assumed a non-cash equity value of $30,000.

In Ju8ne 2002, the Company issued 2,500,000 restricted shares of its common stock to William D. Doehne.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  No cash was received but management assumed a non-cash equity value of $12,500.

In July 2002, the Company sold its online banking software back to the original owner in exchange for the return of 2,377,000 common shares and a note receivable for $20,000, due July 2005, interest accruing at 5% per annum.

In September 2002, the Company issued 2,000,000 restricted shares of its common stock to Coya L. Cady.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  No cash was received but management assumed a non-cash equity value of $10,000.

In September 2002, the company issued 20,000 restricted shares of its common stock to Veritas Communications.  The shares of common stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.  No cash was received but management assumed a non-cash equity value of $20,000.

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

From February 2001 through the end of its fiscal year 2001, the Company devoted all of its resources in search of  new business opportunities.  No such new business opportunities were located during fiscal year 2001.

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

Revenues

The YourBankOnline banking software business generated revenues of $6,263 and Contractor's Directory generated fees of $0 during fiscal 2001.  During fiscal year 2002, the YourBankOnline software business generated revenues of $0.

Revenues decreased $6,263, from $6,263 during fiscal 2001 to $0 in fiscal 2002.

Expenses

Total expenses decreased $375,037, from $498,416 during fiscal 2001 to $123,379 in fiscal 2002.  This decrease is primarily attributable to the abandonment of the online banking business and the Secure Sign business.

Facilities, telephone, wages and related office expenses decreased $120,979, from $244,358 during fiscal 2001 to $123,379 in fiscal 2002.  This is primarily attributed to a reduction in costs associated with the online banking business and Secure Sign business.

Interest Expense

Interest expense decreased $21,914, from $21,914 during fiscal 2001 to $0 in fiscal 2002.  The decrease is attributable to a decrease in the average balance of loans payable during fiscal 2002 as compared to fiscal 2001.

Liquidity and Capital Resources

Through September 30, 2002 we have raised a total of approximately $322,250 of capital to fund the operations of the Company. As of September 30, 2002, we had loan indebtedness of $325,547.

During fiscal 2002 cash provided by financing activities was $0. During fiscal 2001 cash provided by financing activities was $62,461. The decrease was attributed to no shares issued for cash in fiscal 2002.

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

We cannot predict the extent to which investor interest in the Company will lead to future sales of equity securities to fund our current business plan. It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of other debt instruments. Therefore, in early 2003 we plan on seeking new capital through the issuance of additional shares of the Company, either through a public offering or private placement, at prices that have yet to be determined. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fee for these services.

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

We incurred net losses of approximately $123,379 for fiscal the year ending September 30, 2002. At September 30, 2002, we had an accumulated deficit of approximately $4,048,461. We expect to incur significant operating losses on a quarterly basis in the future.

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

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

TABLE OF CONTENTS

Independent Auditor's Report	10

Consolidated Balance Sheet	11

Consolidated Statement of Income	12

Consolidated Statement of Cash Flows	13

Consolidated Statement of Changes in Stockholders' Equity	14

Noted to Consolidated Financial Statements	15 - 21

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

 (Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have audited the consolidated balance sheet of Secure Sign, Inc. (a Colorado corporation) and its subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of income, accumulated deficit, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Sign, Inc. and its Subsidiary as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

December 23, 2002

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001

	2002	2001
ASSETS
Current Assets
Accounts Receivable	$228	$228
Total Current Assets	228	228
Fixed Assets
Furniture and equipment net of accumulated depreciation of $83,763 and $81,884, respectively	1,041	2,920
Total Fixed Assets	1,041	2,920
Other Assets
Computer software, net of accumulated amortization of $620,000 in 2001	0	20,000
Note receivable	20,000	0
Total Other Assets	20,000	20,000
Total Assets	$21,269	$23,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$305,547	$361,297
Loans payable	20,000	175,000
Total Liabilities	325,547	536,297

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 49,731,257 and 15,888,257 issued and outstanding, respectively	3,744,183	3,411,933
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Deficit accumulated during development stage	(4,048,461)	(3,925,082)
Total Stockholders' Equity	(304,278)	(513,149)
Total Liabilities and Stockholder's Equity	$21,269	$23,148

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2002 and 2001

And for the Period From July 14, 1995 (Inception) to September 30, 2002

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2002	2001	2001
Sales, net	$0	$6,263	$119,536
Cost of sales	0	0	0
Gross profit	0	6,263	119,536

Selling Expenses	0	288,407	1,015,727

General and administrative expenses	123,379	244,358	2,652,842

Income (loss) from operations	(123,379)	(526,502)	(3,549,033)

Other (Income) Expense
Other Income	0	0	(10)
Impairment loss	0	0	125,912
Settlement expense	0	(50,000)	197,638
Interest expense	0	21,914	165,888
Total Other (Income) Expense	0	(28,086)	489,428

Income (loss) before income taxes	(123,379)	(498,416)	(4,038,461)

Provision for income taxes	0	0	0
Net income (loss)	($123,379)	($498,416)	($4,038,461)

Net loss per share (basic and diluted)
Basic	($0.003)	($0.03)	($0.30)
Diluted	($0.003)	($0.03)	($0.30)

Weighted average number of shares
Basic	44,465,561	15,599,328	13,531,189
Diluted	44,465,561	15,599,328	13,531,189

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2002 and 2001

And for the Period From July 14, 1995 (Inception) to September 30, 2002

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($123,379)	($498,416)	($4,038,461)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation	1,879	1,880	7,852
Impairment loss	0	0	50,912
Common stock issued for services	177,250	187,501	667,000
Decrease (Increase) in receivables	0	10,852	(228)
Decrease (Increase) in other receivables	0	37,728	0
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	6,823	0
(Decrease) Increase in accounts payable and accrued expenses	(55,750)	93,973	305,547
Total Adjustments	123,379	338,757	1,751,083
Net cash used in operations	0	(159,659)	(2,287,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	0	67,461	765,071
Payments on loan payable	0	0	(30,977)
Stock Redemption	0	(20,000)	(20,000)
Sale of stock	0	15,000	2,373,088
Net cash provided in financing activities	0	62,461	3,087,182

Net change in cash and cash equivalents	0	(97,198)	0
Cash and cash equivalents at beginning of year	0	97,198	0
Cash and cash equivalents at end of year	$0	$0	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services	$332,250	$187,501	$822,000
Common stock issued for preferred dividends	$0	$10,000	$10,000
Note received on sale of computer software	$20,000	$0	$20,000

Secure Sign, Inc.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

And for the Period From July 14, 1995 (Inception) to September 30, 2002

	Number of Shares		Amount		Deficit Accumulated During Development Stage
	Common	Preferred	Common	Preferred
Balance at inception, July 14, 1995	0	0	$0	$0	$0

May 1996 issuance of 100,000 shares preferred stock Class A	0	100,000	0	10,050	0

June 1996, issuance 1,701,000 shares common stock pursuant to 504 Reg. D at $0.0005 per share	1,701,000	0	851	0	0

Net loss July 14, 1995 to September 30, 1996	0	0	0	0	(38,561)

Balance at September 30, 1996	1,701,000	100,000	851	10,050	(38,561)

March 1997, issuance of common stock pursuant to 504 Reg. D at $0.0005 per share	225,000	0	112	0	0

March 1997, issuance of 1,500,000 shares of common stock for directory marketing rights at $0.05 per share	1,500,000	0	75,000	0	0

April 1997, issuance of 1,000,000 share of common stock for acquisition of Contractors Directory, Inc.	1,000,000	0	100	0	0

May 1997, issuance of shares for directors fees pursuant to directors' resolution at $0.05 per share	500,000	0	25,000	0	0

Issuance of shares for attorney and secretarial services at $0.05 per share	100,000	0	5,000	0	0

Net loss for year ended September 30, 1997	0	0	0	0	(372,513)

Balance at September 30, 1997	5,026,000	100,000	106,063	10,050	(411,074)

October to December 1997, issuance of shares pursuant to 504 Reg. D private placement at $0.15 per share	80,000	0	12,000	0	0

August 1998, issuance of shares for consulting service at $0.05 per share	150,000	0	7,500	0	0

September 1998, issuance of shares for directors fees pursuant to directors' resolution dated May 1, 1997 at $0.05 per share	1,200,000	0	60,000	0	0

Net loss for year ended September 30, 1998	0	0	0	0	(245,773)

Balance at September 30, 1998	6,456,000	100,000	185,563	10,050	(656,847)

March 1999, issuance of shares for consulting services at $0.20 per share	25,000	0	5,000	0	0

March 1999, issuance of shares for legal, accounting, and consulting services at $0.20 per share	300,000	0	60,000	0	0

March 1999, issuance of shares for online banking software rights at $0.20 per share	2,000,000	0	400,000	0	0

April 1999, issuance of shares pursuant to exercise of private placement stock option; 25,000 shares at $1.00; 25,000 shares at $2.00; and 25,000 shares at $5.00	75,000	0	200,000	0	0

April 1999, additional issuance of shares for online banking software at $0.20 per share	1,200,000	0	240,000	0	0

May 1999, issuance of shares for consulting services at $0.20 per share	28,000	0	5,600	0	0

June 1999, issuance of balance of shares for directors fee at $0.05 per share pursuant to directors' resolution date May 1, 1997	700,000	0	35,000	0	0

Net loss for year ended September 30, 1999	0	0	0	0	(451,286)

Balance at September 30, 1999	10,784,000	100,000	1,131,163	10,050	(1,108,133)

January 2000, private placement of 80,000 shares for $120,000	80,000	0	120,000	0	0

January 2000, private placement of 50,000 shares for non-cash services	50,000	0	96,875	0	0

February 2000, private placement of 559,095 shares in exchange for debt	559,095	0	96,875	0	0

February 2000, S-8 issuance of 41,000 shares for non-cash business planning and legal services valued at $33,332	41,000	0	33,332	0	0

May 2000, private placement of 125,000 shares for non-cash investor relations services valued at $50,000	125,000	0	50,000	0	0

May 2000, private placement of 500,000 shares for $200,000	500,000	0	200,000	0	0

June 2000, private placement of 50,000 shares for non-cash business planning and legal services valued at $50,000	50,000	0	50,000	0	0

June 2000, private placement of 190,000 shares preferred stock Class B for $190,000	0	190,000	0	190,000	0

July 2000, private placement of 2,000,000 shares for acquisition of Genesis Capital Co., Ltd, valued at $1,750,000	2,000,000	0	1,750,000	0	0

August 2000, S-8 issuance of 192,300 shares to employees and consultants for non-cash services valued at $173,917	192,300	0	173,917	0	0

August 2000, issuance of 450,000 shares to HEP Trust in exchange for 100,000 shares of Class A preferred stock	450,000	(100,000)	10,050	(10,050)	0

September 2000, private placement of 20,000 shares for $40,000	20,000	0	40,000	0	0

September 2000, private placement of 20,000 preferred stock Class B shares for $20,000	0	20,000	0	20,000	0

September 2000, private placement of 45,000 shares for non-cash investor relations services valued at $45,000	45,000	0	45,000	0	0

September 2000, private placement of 1,250,000 shares for $500,000	1,250,000	0	500,000	0	0

September 2000, rescission of 2,000,000 shares issued to Genesis Capital Co., Ltd	(2,000,000)	0	(1,750,000)	0	0

Dividends accrued on Preferred Class B	0	0	0	0	(4,750)

Net loss for year ended September 30, 2000	0	0	0	0	(2,308,533)

Balance at September 30, 2000	14,146,395	210,000	$3,009,432	$210,000	($3,421,416)

October 2000 private placement of 850,000 shares for non cash payment of services to unrelated parties	850,000	0	265,625	0	0

February 2001 cancellation of 200,000 shares issued for services	(200,000)	0	(78,125)	0	0

February 2001 conversion of 210,000 shares Class B Preferred Stock into 846,862 shares common stock	846,862	(210,000)	220,000	(210,000)	0

February 2001 private placement of 265,000 shares common stock	265,000	0	15,000	0	0

Repurchase of 20,000 shares of common stock and subsequent cancellation	(20,000)	0	(20,000)	0	0

Dividends accrued on Preferred Class B	0	0	0	0	(5,250)

Net loss for the year ended September 30, 2001	0	0	0	0	(498,416)

Balance at September 30, 2001	15,888,257	0	3,411,932	0	($3,925,082)

November 2001 issuance of 16,265,787 shares of restricted stock for debt conversion	16,265,787	0	140,000	0	0

November 2001 issuance of 3,903,830 shares of restricted stock for debt conversion	3,903,830	0	32,250	0	0

November 2001 issuance of 5,530,383 shares of restricted stock for services	5,530,383	0	42,500	0	0

December 2001 issuance of 2,000,000 shares of restricted stock for debt conversion	2,000,000	0	45,000	0	0

January 2002 issuance of 4,000,000 shares of restricted stock for services	4,000,000	0	30,000	0	0

June 2002 issuance of 2,500,000 shares of restricted stock for services	2,500,000	0	12,500	0	0

July 2002 sale of computer software for return of 2,377,000 shares of Company stock	(2,377,000)	0	0	0	0

September 2002 issuance of 2,000,000 shares of restricted stock for services	2,000,000	0	10,000	0	0

September 2002 issuance of 20,000 shares of restricted stock	20,000	0	20,000	0	0

Net loss for the year ended September 30, 2002	0	0	0	0	(123,379)
	49,731,257	0	$3,744,183	$0	($4,048,461)

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements for 2001 and 2002 include the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor's Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Advertising

Advertising costs are expensed in the year incurred. There were no advertising costs for the years ended September 30, 2002 and 2001.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2002 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The Intangible assets were reviewed during the fiscal year ended September 30, 2002 and 2001. This review indicated that the intangible assets were not impaired based on their net realizable value.

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

NOTE 3 - COMMON STOCK

The Company has three classes of capital stock: Class A Preferred Stock, Class B Preferred Stock and Common Stock.

At September 30, 2002 and 2001 the Company had 50,000,000 shares of authorized Common Stock with no par value and 49,731,257 and 15,888,257 shares issued and outstanding, respectively.  Holders of Common Stock are entitled to one vote for each share held.

At September 30, 2002 and 2001 the Company had 5,000,000 shares of Class A Preferred Stock authorized with no par value and 0 and 0 shares issued and outstanding, respectively.  Holders of Class A Preferred Stock rank senior to all other equity upon liquidation, dissolution or winding up and have no voting rights. Dividends are only paid upon declaration of dividends on common shares at the rate of 4.5:1.  These preferred shares are convertible into common shares at a conversion rate of 4.5 common shares to 1 preferred share.

At September 30, 2002 and 2001 the Company had 2,000,000 shares of Class B Preferred Stock authorized with $1 par value and 0 and 0 shares issued and outstanding, respectively.  Holders of Class B Preferred Stock rank senior to all other equity except Class A Preferred Stock upon liquidation, dissolution or winding up and are entitled to one vote for each share held.  The Class B shareholders are entitled to an annual dividend rate of 10%, which is cumulative.  During February 2001, the Company converted all 210,000 shares of Class B Preferred stock into Common Stock, including $10,000 in accrued preferred dividends.  The amount of Common Stock issued was 846,862 shares.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following as of September 30, 2002 and 2001:

	2002	2001
Office equipment	$59,803	$59,803
Computer software	25,000	25,000
	84,803	84,803
Accumulated depreciation	(83,762)	(81,883)
Total	$1,041	$2,920

NOTE 5 - COMMITMENTS

Operating Leases

The Company leases its office facility under a non-cancelable operating lease.  This lease expires at April 1, 2003.  Rent expense for years ended September 30, 2002 and 2001 was $0 and $21,992, respectively.  During the year ended September 30, 2002, the lessor, which is also a related party, forgave any rental fee under this lease and any future rents due.

In March 2001, the Company terminated its old operating lease agreement for its office facility.  The Company forfeited its lease deposit of $6,823 in full settlement of any future amounts due to the lessor.

The Company has entered into a consulting agreement with its former CEO and Chairman of the Board of Directors, which requires annual payments of $25,000 for his services.  As of September 30, 2002, this amount has been accrued and not paid.

NOTE 6 - EARNINGS PER SHARE

Basic net earnings per share is computed using the weighted average number of common shares outstanding. The effect of potential common shares outstanding is not included in diluted net earnings per share as it is antidilutive. The computations of basic net earnings per share for 2002 and 2001 are as follows:

	2002	2001
Net Earnings (loss) from operations	($123,379)	($498,416)

Basic weighted average shares	44,465,561	15,559,328
Effect of dilutive securities:
Convertible preferred stock	0	0
Dilutive potential common shares	44,465,561	15,559,328

Net earnings (loss) per share from continuing operations:
Basic	($0.003)	($0.03)
Diluted	($0.003)	($0.03)

NOTE 7 - DEBT

At September 30, 2002 and 2001, the Company had notes payable outstanding in the aggregate amount of $20,000 and $175,000, respectively. Payable as follows:

	2002	2001
Notes payable to a trust, interest at 10% per annum, due on demand	$ 20,000	$20,000
Notes payable to a corporation, interest at 10% per annum, due on demand	0	125,000
Notes payable to an individual, interest at 10% per annum, due on demand	0	30,000
	$ 20,000	$ 175,000

NOTE 8 - INCOME TAXES

The Company did not have any Federal or State income tax expense for the years ended September 30, 2002 and 2001. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the years ended September 30, 2002 and 2001, there is no difference between the federal statutory tax rate and the effective tax rate. At years ended September 30, 2002 and 2001 the Company had available net operating loss carry-forwards of approximately $4,029,376 and $3,905,997, respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

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

NOTE 11 - SALE OF COMPUTER SOFTWARE

In July 2002 the Company sold its Online Banking Software back to the original owner in exchange for the return of 2,377,000 shares of the Company stock and a note receivable for $20,000, due July 2005, interest accrued at 5% per annum.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2002 and 2001 the Company has total accrued wages of $200,000 and $175,000 to Mr. Plastino.  Mr. Plastino was President and Chairman of the Board of Directors.  Mr. Plastino also beneficially owned approximately 30% of the Company's common stock outstanding.

In March 2001 the Company entered into a two year operating lease for a new office facility.  Terms of the lease consist of monthly rental in the amount of $300.  The lessor is also a stockholder of the Company.  See Note 5.

NOTE 13 - CLASS B PREFERRED STOCK

In February 2001, the Class B Preferred Stock holders converted in entirety the outstanding 210,000 shares into 846,862 shares of common stock of the Company.  The common stock issuance also included shares to pay accumulated preferred dividends in arrears of approximately $10,000.  These stockholders were also issued Warrants to purchase one share of common stock for each Class B Preferred share previously owned at $0.75 per share for a period through February 2004.

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

PART II (continued)

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The table below lists, as of September 30, 2002, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Age	Date Elected or Appointed
Coya L. Cady, Secretary/Treasurer	35	February 2001
William D. Doehne, President	49	July 1997

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

ITEM 10.     EXECUTIVE COMPENSATION

Between October 1, 2000 and September 30, 2002, Pakie Plastino, the former President,  received $25,000 as reimbursement for his office expenses which was accrued as wages and reimbursements payable.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During fiscal 2002, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2002 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.  However, on October 4, 2000, upon Pakie Plastino's resignation as an officer and director, the Company agreed to retain his services as a consultant and to reimburse Mr. Plastino for the reasonable expense of maintaining a separate office in an amount not less than $2,500 per month nor more than $5,000 per month.

The Company has no written employment agreements.

Other than that disclosed above, no compensation was paid during Fiscal 2002 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
William Doehne	2002	15,000	0	0	0	0	0	0
President	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
Coya Cady	2002	12,500	0	0	0	0	0	0
Secretary/Treas.	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of September 30, 2002, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

5% Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)
Common	Morgan First Guaranty, Inc. (1)	16,265,787	32.7
Common	Dean Kalivas (1)	5,530,383	11.1
Common	Christopher Dieterich (1)	4,000,000	8.1
Common	J.W. Brown (1)	3,903,830	7.8
Common	William D. Doehne (1)	2,750,000	5.5
Total		32,450,000	65.2

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of September 30, 2002.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (#)
Common	Coya L. Cady (1)	2,000,000	4.0
Common	William D. Doehne (1)	2,750,000	5.5
Total		4,750,000	9.5

  #  Based on 49,713,257 shares outstanding as of September 30, 2002.

   (1)  All of these shares are restricted pursuant to Rule 144

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since July 14, 1995 (Date of Inception) through September 30, 2002,  which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    I.    Financial Information

            Index to Financial Statements

            Independent Auditors' Reports

            Consolidated Balance Sheets at September 30, 2002 and 2001

            Consolidated Statement of Loss and Accumulated Deficit for the years ended September 30, 2002 and 2001and inception to September 30, 2002

            Consolidated Statement of Cash Flows for the years ended September 30, 2002 and 2001 and inception to September 30,

                 2002

            Statement of Statement of Changes in Stockholders' Equity for the years ended September 30, 2002 and 2001 and inception to September 30, 2002

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

Date: December 30, 2002

By: /s/ William D. Doehne

William D. Doehne, Chairman of the Board and President

Date: December 30, 2002

By: /s/ Coya Cady

Coya Cady, Director and Secretary/Treasurer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Coya Cady provides the following certification.

I, Coya Cady, Director and Secretary/Treasurer of Secure Sign, Inc. ("Company"), certify that:
1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	/s/ Coya Cady
Coya Cady, Director and Secretary/Treasurer

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, William Doehne provides the following certification.

I, William Doehne, Director and Chief Operating Officer of YourBankOnline.com, Inc. ("Company"), certify that:
1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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