Form 10QSB
period 2002-12-31
SECURE SIGN INC
filed 2003-01-24
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2002

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

Class Shares outstanding at December 31, 2002

---------------------------------------------------------------

Common Stock, no par value 49,731,257

Preferred stock, no par value

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

 December 31, 2002 and 2001

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2002 and 2001

TABLE OF CONTENTS

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders

of Secure Sign, Inc. and Subsidiary

     (Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three month periods ended December 31, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Secure Sign, Inc.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated December 23, 2002 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company's ability to exist as a going concern relies on its ability to raise adequate financing.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California

January 23, 2003

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002
ASSETS
Current Assets
Accounts Receivable	228	228
Total Current Assets	228	228
Fixed Assets
Furniture and equipment net of accumulated depreciation of $84,022and $83,763, respectively	781	1,041
Total Fixed Assets	781	1,041
Other Assets
Note receivable	0	20,000
Total Other Assets	0	20,000
Total Assets	$1,009	$21,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$308,977	$305,547
Loans payable	0	20,000
Total Liabilities	308,977	325,547

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 49,731,257 issued and outstanding	3,744,183	3,744,183
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 issued and outstanding	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 issued and outstanding	0	0
Deficit accumulated during development stage	(4,052,151)	(4,048,461)
Total Stockholders' Equity	(307,968)	(304,278)
Total Liabilities and Stockholder's Equity	$1,009	$21,269

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 30,		July 14, 1995 (Inception) to December 31,
	2002	2001	2002

Sales, net	$0	$0	$119,536
Cost of sales	0	0	0
Gross profit	0	0	119,536

Selling Expenses	0	0	1,015,727

General and administrative expenses	3,690	470	2,656,532

Income (loss) from operations	(3,690)	(470)	(3,552,723)

Other (Income) Expense
Other income	0	0	(10)
Impairment loss	0	0	125,912
Settlement expense	0	0	197,638
Interest expense	0	0	165,888
Total Other (Income) Expense	0	0	489,428

Income (loss) before income taxes	(3,690)	(470)	(4,042,151)

Provision for income taxes	0	0	0
Net income (loss)	($3,690)	($470)	($4,042,151)

Net loss per share (basic and diluted)
Basic	($0.00)	($0.00)	($0.27)
Diluted	($0.00)	($0.00)	($0.27)

Weighted average number of shares
Basic	49,731,257	33,602,387	14,934,648
Diluted	49,731,257	33,602,387	14,934,648

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,		July 14, 1995 (Inception) to December 31,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($3,690)	($470)	($4,042,151)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	260	470	8,112
Impairment loss	0	0	50,912
Common stock issued for services and debt	0	104,750	667,000
Decrease (Increase) in receivables	0	0	(228)
Decrease (Increase) in other receivables	20,000	0	0
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	0	0
(Decrease) Increase in accounts payable and accrued expenses	3,430	(104,750)	308,977
Total Adjustments	23,690	470	1,754,773
Net cash used in operations	20,000	0	(2,287,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	0	0	765,071
Payments on loan payable	(20,000)	0	(30,977)
Stock redemption	0	0	(20,000)
Sale of stock	0	0	2,373,088
Net cash provided in financing activities	(20,000)	0	3,087,182

Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of year	0	0	0
Cash and cash equivalents at end of year	$0	$0	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services and debt	$0	$259,750	$822,000
Common stock issued for preferred dividends	$0	$0	$10,000
Note received on sale of computer software	$0	$0	$20,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

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

During the fiscal year ended September 30, 2000 the Company pursued both businesses, online banking and contractor's directory.  By December 31, 2000 the Company abandoned its attempts to develop these lines of business and began an active search for new business opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting.  These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented.  Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003, or any future period, due to seasonal and other factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2002.

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

December 31, 2002 and 2001

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

Advertising

Advertising costs are expensed in the year incurred.  There are been no advertising expenses for the years ended September 30, 2002 and 2001.

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

December 31, 2002 and 2001

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.  As of December 31, 2002 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

December 31, 2002 and 2001

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

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002 and 2001

NOTE 3 - INCOME TAXES

The Company did not have any Federal or State income tax expense for the years ended September 30, 2002 and 2001.   No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit.  For the years ended September 30, 2002 and 2001, there is no difference between the federal statutory tax rate and the effective tax rate.  At years ended September 30, 2002 and 2001 the Company had available net operating loss carry-forwards of approximately $4,029,376 and $3,905,997 respectively, after adjusting for limitation, to be offset against future taxable income.  The operating loss carry forwards will expire at various dates through the year 2015.

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

December 31, 2002 and 2001

NOTE 5 - LITIGATIONS AND CONTINGENCIES (CONTINUED)

On July 3, 2001 the SEC accepted settlement from the Company, its CEO and its independent auditor, without admitting to or denying the charges.  Terms of the settlement required payments to the United States Treasury totaling $72,750 by January 3, 2002, and the temporary rescission of the auditors right to practice before the SEC for a period of one year.

Effective September 2000 the Company rescinded a deal with Genesis Capital Company, Ltd. and cancelled 2,000,000 shares of its restricted common stock, which had been issued in relation to the acquisition.  Related to this the Company lost an initial $100,000 deposit and additional expenses of $147,678.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2002 and 2001 the Company had accrued wages of $200,000 and $175,000 respectively, to Mr. Plastino.  Mr. Plastino was President and Chairman of the Board of Directors.  Mr. Plastino also beneficially owned approximately 15% of the Company's common stock outstanding.

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

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002 and 2001

NOTE 7 - Class B Preferred Stock

In February 2001 the Class B Preferred Stock holders converted in entirety the outstanding 210,000 shares plus accrued cumulative dividends into 846,862 shares of common stock of the Company.  These stockholders were also issued Warrants to purchase one share of common stock for each Class B Preferred Stock previously owned at $0.75 per share for a period through February 2004.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2002 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2001

Revenues

During the quarter ending December 31, 2002 and 2001, the Company generated no revenues.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.

Expenses

Total expenses increased $3,220, from $470 during the quarter ending December 31, 2001 to $3,690 during the quarter ending December 31, 2002.  The $3,690 consisted of general and administrative expenses.  This decrease is primarily attributable to the abandonment of the Company's previous businesses.

The net loss decreased $3,220, from $470 during the quarter ending December 31, 2001 to $3,690 during the quarter ending December 31, 2002.

Liquidity and Capital Resources

During the quarter ended December 31, 2002 cash used by financing activities was $20,000 as compared to $0 during the comparable quarter ended December 31, 2001.

We incurred net losses of $3,690 for the quarter ending December 31, 2002 and $4,042,151 from inception through December 31, 2001.

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

SECURE SIGN, INC.

Date: January 23, 2003

/s/ William D. Doehne

 William D. Doehne

President and Director

Date: January 23, 2003

  /s/ Coya Cady

  Coya Cady

  Secretary/Treasurer and Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Coya Cady provides the following certification.

I, Coya Cady, Director and Secretary/Treasurer of Secure Sign, Inc. (Formerly YouBankOnline.com, Inc.) (the "Company"), certify that:
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 23, 2003	/s/ Coya Cady
Coya Cady, Director and Secretary/Treasurer

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, William Doehne provides the following certification.

I, William Doehne, Director and Chief Operating Officer of Secure Sign, Inc. (Formerly YourBankOnline.com, Inc.) (the "Company"), certify that:
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 23, 2003	/s/ William Doehne
William Doehne, Director & COO