Form 10QSB
period 2003-03-31
SECURE SIGN INC
filed 2003-05-21
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

Class Shares outstanding at March 31, 2003

---------------------------------------------------------------

Common Stock, no par value 1,989,251

Preferred stock, no par value 0.0

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

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

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 March 31, 2003 and 2002

iii

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003 and 2002

TABLE OF CONTENTS

Independent Accountant's Report                             2

Consolidated Balance Sheet                                      3

Consolidated Statement of Income                            4

Consolidated Statement of Cash Flow                       5

Notes to Consolidated Financial Statements            6 - 10

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of

Secure Sign, Inc. and Subsidiary

(Formerly Your Bank Online.com, Inc., formerly Consolidated Data, Inc.)

Lynwood, Washington

We have reviewed the accompanying consolidated balance sheets of Secure Sign, Inc. and its subsidiaries ("the Company") as of March 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month periods ended March 31, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Secure Sign, Inc.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's ability to exist as a going concern relies on its ability to raise adequate financing. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LICHTER, WEIL & ASSOCIATES

San Diego, California

May 19, 2003

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
ASSETS
Current Assets
Accounts Receivable	$228	$228
Total Current Assets	228	228
Fixed Assets
Furniture and equipment net of accumulated depreciation of $884,282 and $83,763, respectively	520	1,041
Total Fixed Assets	520	1,041
Other Assets
Note receivable	0	20,000
Total Other Assets	0	20,000
Total Assets	$748	$21,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$334,038	$305,547
Loans payable	35,000	20,000
Total Liabilities	369,038	325,547

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 49,731,257 and 15,888,257 issued and outstanding, respectively	3,744,183	3,744,183
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Deficit accumulated during development stage	(4,112,473)	(4,048,461)
Total Stockholders' Equity	(368,290)	(304,278)
Total Liabilities and Stockholder's Equity	$748	$21,269

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Six Months Ended March 31,		July 14, 1995 (Inception) to March 31,
	2003	2002	2003	2002	2003

Sales, net	$0	$0	$0	$0	$119,536
Cost of sales	0	0	0	0	0
Gross profit	0	0	0	0	119,536

Selling Expenses	0	0	0	0	1,015,727

General and administrative expenses	58,136	30,469	61,826	30,939	2,714,668

Income (loss) from operations	(58,136)	(30,469)	(61,826)	(30,939)	(3,610,859)

Other (Income) Expense
Miscellaneous (income) expense	0	0	0	0	(10)
Impairment loss	0	0	0	0	125,912
Settlement expense	0	0	0	0	197,638
Interest expense	2,186	0	2,186	0	168,074
Total Other (Income) Expense	2,186	0	2,186	0	491,614

Income (loss) before income taxes	(60,322)	(30,469)	(64,012)	(30,939)	(4,102,473)

Provision for income taxes	0	0	0	0	0
Net income (loss)	($60,322)	($30,469)	($64,012)	($30,939)	($4,102,473)

Net loss per share (basic and diluted)
Basic	($0.0303)	($0.02)	($0.03)	($0.02)	($6.33)
Diluted	($0.0303)	($0.02)	($0.03)	($0.02)	($6.33)

Weighted average number of shares
Basic	1,989,250	1,903,530	1,989,250	1,620,739	648,197
Diluted	1,989,250	1,903,530	1,989,250	1,620,739	648,197

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,		July 14, 1995 (Inception) to March 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($64,012)	($30,939)	($4,102,473)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	521	939	8,373
Impairment loss	0	0	50,912
Common stock issued for services and debt	0	134,750	667,000
Decrease (Increase) in receivables	0	0	(228)
Decrease (Increase) in other receivables	0	0	0
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	0	0
(Decrease) Increase in accounts payable and accrued expenses	28,491	(104,750)	334,038
Total Adjustments	29,012	30,939	1,780,095
Net cash used in operations	(35,000)	0	(2,322,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	35,000	0	800,071
Payments on loan payable	0	0	(30,977)
Stock redemption	0	0	(20,000)
Sale of stock	0	0	2,373,088
Net cash provided in financing activities	35,000	0	3,122,182

Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0
Cash and cash equivalents at end of period	$0	$0	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services and debt	$0	$155,000	$822,000
Common stock issued for dividends	$0	$0	$10,000
Note received on sale of computer software	$0	$0	$20,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

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

During March 2003, the Company implemented a one for twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 to 1,989,251 shares.

During March 2003, the Company also filed a Form 14C under SEC Rule 14c-101 which is an information statement to shareholders of the Company. The statement was to inform shareholders that the Company had authorized the issuance of up to 25,000,000 shares (post reverse stock split) of restricted common stock to acquire the company known as Pocketpass.com, Inc. as a wholly owned subsidiary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2002.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

Basis of Consolidation - The consolidated financial statements for 2003 and 2002 include the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor's Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Revenue Recognition - The Company recognizes revenue from sale or use of its products ratably over applicable contract periods or as services are performed.

Cash and Cash Equivalents - Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

Advertising - Advertising costs are expensed in the year incurred. There have been no advertising expenses for the periods ended March 31, 2003 and 2002.

Fixed Assets - Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Computers 3 years

Machinery and equipment 5 to 12 years

Furniture and Fixtures 7 years

Intangible Assets - Costs associated with software and marketing rights are capitalized and amortized using the straight-line method over fifteen years.

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2003, management has informed us that there are no matters that warrant disclosure in the financial statements.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Concentration of Credit Risk - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

Impairment of Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

Income Taxes - Income taxes have been provided based upon the tax laws and rates n the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2003 and 2002 the Company had accrued wages of $200,000 and $175,000 respectively, to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company's common stock outstanding.

In March 2001 the Company entered into a two year operating lease for a new office facility. Terms of the lease consist of monthly rental in the amount of $300. The lessor is also a stockholder of the Company.

NOTE 7 - CLASS B PREFERRED STOCK

In February 2001 the Class B Preferred Stockholders converted in entirety the outstanding 210,000 shares plus accrued cumulative dividends into 846,862 (pre-reverse stock split) shares of common stock of the Company. These stockholders were also issued Warrants to purchase one share of common stock for each Class B Preferred Stock previously owned at $0.75 per share for a period through February 2004.

NOTE 8 - COMMITMENT

On March 7, 2003 the Company entered into a Share Exchange Agreement with Pocketpass.com, Inc. The agreement states that the Company will acquire all of the issued and outstanding shares of Pocketpass.com, Inc. in exchange for 25,000,000 restricted shares of its common stock, post reverse stock split.

Completion of the agreement is subject to various conditions. As of March 31, 2003 and as of the issuance of this report, these conditions have not been met and no stock of the Company has been issued.

NOTE 9- NOTES PAYABLE

At March 31, 2003, the Company had notes payable outstanding in the aggregate amount of $35,000, payable as follows:

Note payable to a corporation, interest at 10% per annum, due May 31, 2003 $ 15,000

Note payable to a corporation, interest at 10% per annum, due May 31, 2003 20,000

Total 35,000

Current portion 35,000

Long-term portion $ 0

Notes are payable to Pocketpass.com, Inc., with which the Company has entered into a Share Exchange Agreement. See Note 8.

NOTE 10 - GOING CONCERN

The Company has suffered recurring losses, cash deficiencies, loan defaults, and current liabilities far in excess of current assets. These issues raise substantial concern about its ability to continue as a going concern. Management has prepared the following statement in regards to its plans related to the going concern.

The Company is searching for new business opportunities that will generate cash flow. The Company intends on raising capital through private placements, as it is able and to possibly look for merger candidates. See Note 8.

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

Consolidated Data Inc. (the "Company") is a development stage company. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd. In November of 1998, Attache Holdings Ltd. became Consolidated Data, Inc.   The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractor's Directory") on April 17, 1997 via a stock for stock acquisition. From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry. This included development of "contractors-directory.com". Use of Contractor's Directory allows public information to be downloaded, via the Internet, and reformatted for ease of use by contractors and suppliers. This includes credit and building permit information. Contractor's Directory is a wholly-owned subsidiary of the Company.   However, the Company is no longer marketing the Contractor's Directory business and is evaluating its options with regard to continuing this line of its business. Consequently, management expects the revenue and cash-flow related to Contractors Directory to be nominal, if any, during future periods.

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

The Company then announced on December 5, 2000 that it had completed the first development phase of its demonstration project for providing digital signature capability for physicians writing drug prescriptions for their patients. The demonstration project ("IDRX") was aimed at providing a simple and seamless method for medical doctors authenticating and encrypting e-mail prescriptions through the use of digital signatures, using a protocol known as public key infrastructure ("PKI").  Participants in the demonstration project included Group Telecom of Canada; its technology services subsidiary, GT Group Telecom Services Corporation; Pat Reynolds, who once designed the medical billing payments system for the physician community of British Columbia, Canada; and Joe Vincent, prominent Mount Vernon, Washington pharmacist active with the Washington Board of Pharmacy.

On October 4, 2000, Pakie V. Plastino resigned as an officer and director and Joseph Vincent was elected as President, Patrick Reynolds as Vice President, and Randy Brasmer as Secretary/Treasurer. Pakie V. Plastino continued on as a consultant to the Company.

On February 4, 2001, Joseph Vincent, Patrick Reynolds and Randy Brasmer resigned. William Doehne then was elected as President and Coya Cady was elected as Secretary/Treasurer for the remainder of fiscal year 2001 and for fiscal years 2002 and 2003.

During February 2001, the Company abandoned its Secure Sign business and subsequently began searching for new business opportunities. In conjunction with this search, the Company intends to spin-off its wholly owned subsidiary, Contractor's Directory, Inc., in the fiscal quarter ending March 31, 2003. In addition, the Company intends to conduct a reverse stock split of up to one new share for each twenty shares now held in order to make the Company more attractive to potential merger candidates.

During March 2003, the Company implemented a one for twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares. The trading symbol of "SECU" was changed to "SCSN" and the stock is currently being traded on the "pink sheets". An application to trade the stock on NASD's Electronic Bulletin Board is currently pending approval.

Also during March 2003, the Company filed a Schedule 14C under Rule 14c-101 which is an information statement to shareholders of the Company. The information statement was to inform shareholders that the Company had authorized the issuance of up to 25,000,000 shares (post-reverse stock split) of restricted common stock to acquire the company known as Pocketpass.com, Inc. as a wholly owned subsidiary of the Company.  Pocketpass.com, Inc, is an internet payments company which has developed and is marketing the Pocketpass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit card. Pocketpass.com, Inc. was organized as a California corporation in September 1999 for this purpose.  The impact of the issuance of these shares will be to increase the issued and outstanding number of shares of Secure Sign, Inc. from 1,989,251 (post-reverse stock split of 1 for 25) shares to approximately 26,989,251 shares if the transaction is completed.

Completion of the agreement is subject to conditions including but not limited to:

Secure Sign, Inc. acquiring at least 80% of the issued and outstanding shares of Pocketpass.com, Inc.

Completion of due diligence.

Secure Sign, Inc. entering into compromise agreements with its outstanding creditors.

If completed, the current Board of Directors of Pocketpass.com, Inc. will become directors of Secure Sign, Inc. and Secure Sign, Inc. will change its corporate name to Pocketpass, Inc. or some derivation thereof.

QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

Revenues

During the quarter ending March 31, 2003 the Company generated no revenues and also during the quarter ending March 31, 2002 the Company generated no revenues. Management expects that none of the Company's previous businesses will generate any revenues in future periods.

Expenses

Total expenses increased $29,851, from $30,470 during the quarter ending March 31, 2002 to $60,321 during quarter ending March 31, 2003. The increase consisted of a increase in legal and professional expense.  The net loss increased $29,851, from $30,470 during the quarter ending March 31, 2002 to $22,510 during the quarter ending March 31, 2003.

Liquidity and Capital Resources

Through March 31, 2003 the Company raised no capital.  During the quarter ended March 31, 2003 cash provided by financing activities was $0 and was $0 during the comparable quarter ended March 31, 2002.  We incurred net losses of $22,510 for the quarter ending Mach 31, 2003 and $4,074,660 from inception through March 31, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

None

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

SECURE SIGN, INC.

Date: May 20, 2003

/s/ William D. Doehne

 William D. Doehne

President and Director

Date: May 20, 2003

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Coya Cady
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ William Doehne
William Doehne, Director & COO