Form 10QSB
period 2003-06-30
SECURE SIGN INC
filed 2003-11-21
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

Class Shares outstanding at June 30, 2003

---------------------------------------------------------------

Common Stock, no par value 1,989,251

Preferred stock, no par value 0

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003 and 2002

TABLE OF CONTENTS

Consolidated Balance Sheet                                      2

Consolidated Statement of Income                            3

Consolidated Statement of Cash Flow                       4

Notes to Consolidated Financial Statements            5 - 9

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
ASSETS
Current Assets
Accounts Receivable	$228	$228
Total Current Assets	228	228
Fixed Assets
Furniture and equipment net of accumulated depreciation of $84,543 and $83,763, respectively	261	1,041
Total Fixed Assets	261	1,041
Other Assets
Note receivable	0	20,000
Total Other Assets	0	20,000
Total Assets	$489	$21,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$340,716	$305,547
Loans payable	35,000	20,000
Total Liabilities	375,716	325,547

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized, 1,989,251 issued and outstanding, respectively, after 25 to 1 reverse split	3,744,183	3,744,183
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 issued and outstanding, respectively	0	0
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	0	0
Deficit accumulated during development stage	(4,119,410)	(4,048,461)
Total Stockholders' Equity	(375,227)	(304,278)
Total Liabilities and Stockholder's Equity	$489	$21,269

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,		July 14, 1995 (Inception) to June 30,
	2003	2002	2003	2002	2003

Sales, net	$0	$0	$0	$0	$119,536
Cost of sales	0	0	0	0	0
Gross profit	0	0	0	0	119,536

Selling Expenses	0	0	0	0	1,015,727

General and administrative expenses	6,010	12,970	67,836	43,909	2,720,677

Income (loss) from operations	(6,010)	(12,970)	(67,836)	(43,909)	(3,616,868)

Other (Income) Expense
Miscellaneous (income) expense	0	0	0	0	(10)
Impairment loss	0	0	0	0	125,912
Settlement expense	0	0	0	0	197,638
Interest expense	927	0	3,113	0	169,001
Total Other (Income) Expense	927	0	3,113	0	492,541

Income (loss) before income taxes	(6,937)	(12,970)	(70,949)	(43,909)	(4,109,409)

Provision for income taxes	0	0	0	0	0
Net income (loss)	($6,937)	($12,970)	($70,949)	($43,909)	($4,109,409)

Net loss per share (basic and diluted)
Basic	($0.0035)	($0.01)	($0.04)	($0.03)	($5.90)
Diluted	($0.0035)	($0.01)	($0.04)	($0.03)	($5.90)

Weighted average number of shares
Basic	1,989,250	1,936,497	1,989,250	1,725,992	696,026
Diluted	1,989,250	1,936,497	1,989,250	1,725,992	696,026

SECURE SIGN, INC.

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		July 14, 1995 (Inception) to June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($70,949)	($43,909)	($4,109,409)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	0	0	645,000
Depreciation and amortization	780	1,409	8,631
Impairment loss	0	0	50,912
Common stock issued for services and debt	0	147,250	667,000
Decrease (Increase) in receivables	0	0	(228)
Decrease (Increase) in other receivables	0	0	0
Decrease (Increase) in marketing rights	0	0	75,000
Decrease (Increase) in deposits	0	0	0
(Decrease) Increase in accounts payable and accrued expenses	35,169	(104,750)	340,716
Total Adjustments	35,949	43,909	1,787,031
Net cash used in operations	(35,000)	0	(2,322,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer software	0	0	(640,000)
Purchase of marketing rights	0	0	(75,000)
Purchase of furniture and equipment	0	0	(84,804)
Net cash used in investing activities	0	0	(799,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	35,000	0	800,071
Payments on loan payable	0	0	(30,977)
Stock redemption	0	0	(20,000)
Sale of stock	0	0	2,373,088
Net cash provided in financing activities	35,000	0	3,122,182

Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	0	0	0
Cash and cash equivalents at end of period	$0	$0	$0

Supplemental cash flows disclosures:

Income tax payments	$0	$0	$0
Interest payments	$0	$0	$0
Common stock issued for services and debt	$0	$302,250	$822,000
Common stock issued for dividends	$0	$10,000	$10,000
Note received on sale of computer software	$0	$0	$20,000

SECURE SIGN, INC. AND SUBSIDIARY

(FORMERLY YOUR BANK ONLINE.COM, INC AND

FORMERLY CONSOLIDATED DATA, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 AND 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying financial statements have been prepared by Secure Sign, Inc. (Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended September 30, 2002.

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

Advertising - Advertising costs are expensed in the year incurred. There have been no advertising expenses for the periods ended June 30, 2003 and 2002.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of June 30, 2003, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2003 and 2002 the Company had accrued wages of $200,000 and $175,000 respectively, to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company's common stock outstanding.

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

Completion of the agreement is subject to various conditions. As of June 30, 2003 and as of the issuance of this report, these conditions have not been met and no stock of the Company has been issued.

NOTE 9- NOTES PAYABLE

At June 30, 2003, the Company had notes payable outstanding in the aggregate amount of $35,000, payable as follows:

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

During February 2001, the Company abandoned its Secure Sign business and subsequently began searching for new business opportunities. In conjunction with this search, the Company intends to spin-off its wholly owned subsidiary, Contractor's Directory, Inc., in the fiscal quarter ending June 30, 2003. In addition, the Company intends to conduct a reverse stock split of up to one new share for each twenty shares now held in order to make the Company more attractive to potential merger candidates.

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

Completion of the agreement is subject to conditions including but not limited to:

Secure Sign, Inc. acquiring at least 90% of the issued and outstanding shares of Pocketpass.com, Inc.

Completion of due diligence.

Secure Sign, Inc. entering into compromise agreements with its outstanding creditors.

If completed, the current Board of Directors of Pocketpass.com, Inc. will become directors of Secure Sign, Inc. and Secure Sign, Inc. will change its corporate name to Pocketpass, Inc. or some derivation thereof.

QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

Revenues

During the quarter ending June 30, 2003 the Company generated no revenues and also during the quarter ending June 30, 2002 the Company generated no revenues. Management expects that none of the Company's previous businesses will generate any revenues in future periods.

Expenses

Total expenses decreased $6,033, from $12,970 during the quarter ending June 30, 2002 to $6,937 during quarter ending June 30, 2003. The decrease consisted of a decrease in legal and professional expense.

The net loss decreased $6,033, from $12,970 during the quarter ending June 30, 2002 to $6,937 during the quarter ending June 30, 2003.

Liquidity and Capital Resources

During the quarter ended June 30, 2003 cash provided by financing activities was $35,000 due to the issuance of a loan payable.  By comparison, there was no cash provided by financing activities for the quarter ended June 30, 2002.

We incurred net losses of $6,937 for the quarter ending June 30, 2003 and $4,109,409 from inception through June 30, 2003.

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

None

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8K

         Exhibits:

         99.1 - Certification of the Chief Executive and Financial Officer

         Reports on Form 8K:

         None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURE SIGN, INC.

Date: November 20, 2003

/s/ Christopher Haigh

Christopher Haigh

Chief Executive and Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Secure Sign, Inc. on Form 10-QSB for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

Chief Executive and Financial Officer

November 20, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Christopher Haigh, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Secure Sign, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this annual our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 20, 2003

/s/ Christopher Haigh

Christopher Haigh

Chief Executive and Financial Officer