Form 10KSB
period 2003-09-30
SVC FINANCIAL SERVICES INC
filed 2004-09-15
CIK 1092753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 X

   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   September 30, 2003

Commission file number: 000-26969

SVC FINANCIAL SERVICES, INC.

(Name of small business issuer in its charter)

Secure Sign, Inc.

(Former name of small business issuer)

Colorado, USA

84-1343219

  (State or other Jurisdiction                                                                                                           (IRS Employer Identification No.)

of Incorporation or Organization)

235 Montgomery Street, Suite 958, San Francisco, California 94104

(Address of principal executive offices)

(866) 370-9600

(Issuer's Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:   Common Shares, no par value

                                                                                                                                  (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No  X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer’s revenues for its most recent fiscal year:   $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at September 30, 2003 was $________________.

As of September 30, 2003, issuer had 1,989,251 shares of common equity issued and outstanding.

Transitional Small Business Disclosure Format: Yes ___ No  X

SVC FINANCIAL SERVICES, INC.

Form 10-KSB

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.  CONTROLS AND PROCEDURES

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Historical Corporate Development

SVC Financial Services, Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a company in the development stage. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd.  In November of 1998, Attache Holdings, Ltd became Consolidated Data, Inc. In February of 2000, Consolidated Data, Inc. became YourBankOnline.com, Inc. Subsequently, in October, 2000, YourBankOnline.com, Inc. became Secure Sign, Inc. and in October 2003, after completing a merger with Pocketpass.com, Inc., the Company changed its name to SVC Financial Services, Inc.

About SVC

SVC is a transaction management company that provides integrated financial services and value-added software for accelerating sales. SVC has pioneered a scalable, integrated media and transaction management solution, the Mazarin Media Platform that provides rapid application delivery for any size organization.  We enable our customers to deliver smart applications that inspire consumers to make immediate, informed decisions. SVC solutions have a broad range of applicability and provide tremendous value to clients in music and entertainment, political, non-profit, research and testing, as well as corporate and consumer marketing areas.

The SVC Family of Products

The Mazarin Media Platform ("MMP")

SVC's Mazarin Media Platform allows digital content to be distributed securely across peer-to-peer networks, enterprise networks and the Internet. Copyright holders-authors, musicians, filmmakers, software developers and others will be able to take full advantage of the Internet as a powerful distribution channel only if their creations are appropriately protected. Software piracy drains an estimated $12 billion each year from the economy and from thousands of businesses large and small.

The Mazarin Media Platform is :

        -        A robust digital rights management system.

        -        A world class multipurpose payment platform.

        -        Designed for online and offline transactions, micropayments, and peer-to-peer e-commerce.

        -        Digital content catalog management, to associate pricing and business rules with content.

        -        DRM encoding and licensing management application.

        -        True Multi-Media: Music, Video, Print.

Unbanked is the term applied by the banking industry to those without banking accounts. Many of these individuals must use check-cashing services where they have to pay hefty fees.  SVC has developed electronic, prepaid payment solutions particularly suited to those that do not have traditional banking relationships. Our solutions provide the unbanked with the freedom to spend their money everywhere that Visa and MasterCard are accepted, or use an ATM, with their own personalized card.

Businesses with unbanked, transient, large, or remotely located employees face difficult payroll challenges. The SVC solution reduces costs for the employer, provides benefits to the card holder. With easy implementation, administration, and control, employers benefit by:

 - Simplifying and safeguarding payroll with simple batch-loading or ACH to card process

 - Cutting expensive overhead due to check distribution

 - Helping to dramatically reduce check fraud

 - Ending termination pay issues

 - Streamlining payroll with reloadable cards, and easily replacing lost cards with no loss of funds

Employees may benefit by taking home more pay due to the elimination of costly check cashing fees and having an electronic payment card to use at over one million locations. With card-to-card transfers, funds can be sent to family and friends at a fraction of current costs.

System Features:

Security

 SSL (Secure Socket Layer) protocol security, maybe look at DES encryption and 768-bit RSA public key technology, as well as SET (Secure Electronic Transaction) capable encryption and authentication.

Real-time payments

Real-time authorization (financial institution approval of the sale) and capture (depositing and settling a payment) enable the MDS to complete the transaction immediately, without compromising security, and to guarantee funds before releasing (downloading)/ shipping product.

Multiple payment services

Credit cards are the primary choice of fund loading an SVC account, however other Internet payment methods, including electronic checks and cash, have become common forms of payment. Thus our customers will likely want to offer multiple payment methods from the outset.

 Queries of transaction records

        -    Reviewing the status of orders, voids, and returns

        -    Direct input of credit card numbers

What does The Mazarin Platform do?

        -        Mazarin manages the total cardholder and Master Account Holder experience

        -        Mazarin connects to Bank Platforms

        -        Mazarin has an On-line payment center

        -        Mazarin is completely integrated, so can manage  Bank network and private network financial transactions

        -        Mazarin can manage Money Transfer- Card to Card or country to country

        -        Mazarin manages Multi-pursed accounts tied to Bank Debit Card

        -        Mazarin manages Private Internet purse- micro payments

Mazarin can issue and manage Prepaid Debit Cards (Private Brand)

        -        Multi-Bank

        -        Virtual Visa Cards

        -        Prepaid Visa

        -        Prepaid Master Card

        -        Retail PIN ( anonymous) Cards with upgrade to Visa

        -        Private brand PIN Card

        -        Multi-purse technology

Mazarin can issue and manage Stored Value Cards

        -        Card Issuance

        -        Issue Card, Assign to Consumer

        -        Card Management

        -        Activate, Deactivate

        -        Card Loads

        -        Load Card with Money

        -        Master Account Holders & Distributors

        -        Setup, Reporting

In an extended retail role, Mazarin is able to manage all Merchant needs:

        -        Merchant Enrollment

        -        Online Enrollment

        -        Automated Approval / Decline Process

        -        Secured Online Access

        -        User ID & Password Authentication

        -        Merchant Profile

        -        Online Reporting

        -        Current Settlement

        -        Settlement History

        -        Financial History

        -        Rates and Fees

On the consumer side Mazarin will manage:

        -        Online Registration & Approval

        -        Secured Online Access

        -        User ID & Password Authentication

        -        Consumer Profile

        -        Online Deposits & Withdrawals

        -        Debit Card, Credit Card, Check, Bank Wire, Money Order, Western Union, etc.

        -        Online Transfers

        -        Consumer to Consumer, Consumer to Merchant , Card to Card

        -        Server Wallet

        -        Reporting

        -        Monthly Statement

        -        Current Activity

        -        Financial History

Mazarin can manage all aspects of the Purchase cycle:

        -        Payment Vehicles

        -        Internet, POS, Mobil Phone, Wireless Devices

        -        Payment Methods

        -        Credit Cards, Debit Cards, Payment Account, ACH

        -        Purchase Calculations

        -        Rates & Fees

        -        Rewards & Rebates

        -        Sales Commissions

A vital part of Mazarin is its service center:

        -        Employee Access

        -        UserID & Password Sign In

        -        Merchants

        -        Search & Lookup, Contact Log, Financial Activity Review, Profile Update, Set Rate & Fees, Credit / Debit

        -        Consumers

        -        Search & Lookup, Contact Log, Financial Activity, Profile Update, Pending Purchase Review, Credit / Debit

        -        Sales Org

        -        Search & Lookup, Contact Log, Financial Activity, Profile Update, Commission Review, Credit /Debit

        -        Supervisors

        -        Work Assignment, Reporting

The Mazarin Platform's Accounting capabilities include:

        -        Merchant Settlements

        -        Employee Access

        -        UserID & Password Sign In

        -        Work Queues & Reporting

        -        Deposits

        -        Withdrawals

        -        Pending Purchases

Mazarin management features include:

        -        Management Access

        -        UserID & Password Sign In

        -        Reporting

        -        Key Business Indicators

        -        Merchant Financial Summaries

        -        Consumer Financial Summaries

        -        Sales Performance

        -        Employee Productivity

GENERAL

Employees

At September 30, 2003 the Company had no employees and operated with one consultant.

Development Stage

The Company is currently a development stage company and no significant revenues have been earned from the operation of the Company.

Subsequent Events

The Company announced on October 1, 2003 that it has completed its merger with Pocketpass.com, Inc. and changed its name to SVC Financial Services, Inc.  See Item 6: Management's Discussion and Analysis and Results of Operations for more detail.

ITEM 2.     DESCRIPTION OF PROPERTY

None.

ITEM 3.     LEGAL PROCEEDINGS

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

On July 3, 2001, Williams L. Butcher, C.P.A. submitted an offer of settlement which the SEC accepted. The settlement provided that William L. Butcher, without admitting or denying the findings of the SEC, except that he admits the jurisdiction of the SEC over him and over the subject matter of the proceeding, he consents to the issuance of the Order Making Findings and the Imposition of Sanctions pursuant to Rule 102(e) of the Commission’s Rules of Practice.  Terms of the settlement required payments to the United States Treasury totaling $72,750 by January 3, 2002, and the temporary rescission of the auditor's right to practice before the SEC for a period of one year.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

    On March 3, 2003, the Company's shareholders voted to approve the acquisition of Pocketpass.com, Inc. (Please see 14C filed March 5, 2003).

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Through October 21, 1999, the Company common stock traded on the over-the-counter electronic bulletin board in the United States, having the trading symbol "CSDD". Subsequent to October 21, 1999, the Company common stock was quoted and traded on the "Pink Sheets". On February 2, 2000 the Company changed its name to YourBankOnline.com, Inc. and the trading symbol was changed to "YBOL". On November 3, 2000, the Company changed its name to Secure Sign, Inc. and the trading symbol changed to "SCSN" and on November 21, 2003, the Company once again changed its name to SVC Financial Services, Inc. and now trades on the "Pink Sheets" under the symbol "SVCX".  Trading volume and high/low/closing prices for the past three years are disclosed in the following table.  The Company conducted a 25 for 1 reverse split of its common shares on March 14, 2003 and the figures below reflect that split.

Stock Trading Activity

Quarter Ended	High	Low	Close	Volume
09-30-03	0.90	0.18	0.18	0
06-30-03	1.00	0.25	0.85	0
03-31-03	1.00	0.03	0.75	0
12-31-02	0.03	0.00	0.01	0
09-30-02	0.01	0.02	0.01	352,400
06-30-02	0.01	0.01	0.01	63,800
03-31-02	0.01	0.02	0.01	87,500
12-31-01	0.03	0.01	0.01	215,000
09-30-01	0.25	0.02	0.03	340,700
06-30-01	0.06	0.02	0.03	142,700
03-31-01	0.53	0.04	0.04	774,200
12-31-00	1.50	0.19	0.47	2,501,600

On September 30, 2003, the shareholder list for the common shares of the Company showed 93 registered shareholders and 1,989,251 shares issued and outstanding. Our transfer agent currently reflects that there were 3,835,590 shares of common stock outstanding as of September 30, 2003.  Of this amount, 2,000,000 shares were issued in error by the share transfer agent and were subsequently cancelled, with 180,000 shares issued in correction.  The Company is also in the process of investigating the nature of the remaining 26,338 share discrepancy, which is believed to be attributable to inconsistent issuances during fiscal 2002, but does not believe the difference will result in any material changes to the accompanying financial statements.

The Company has not declared any dividends on its common or preferred shares since its incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the company is to retain future earnings for use in its operations and expansion of its business.

The preferred shares of the Company are not registered and do not trade on any exchange.

There were no securities sold by the Company during the period covered by this report which were not registered under the Securities Act, or which were not covered under an S-8 registration for employees and consultants.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

On March 7, 2003 the Company entered into a Share Exchange Agreement with Pocketpass.com, Inc. The Agreement states that the Company will acquire all of the issued and outstanding shares of Pocketpass.com, Inc. in exchange for 25,000,000 restricted shares of its common stock, post reverse stock split.  Completion of the agreement was subject to various conditions.

As of October 1, 2003 all conditions were met and the Share Exchange Agreement was finalized and the name of the company was changed to SVC Financial Services.  Offices were established in the heart of California's Silicon Valley.

During March 2003, the Company filed a Form 14C under SEC Rule 14c-101 which is an information statement to shareholders of the Company. The statement was to inform shareholders that the Company had authorized the issuance of up to 25,000,000 shares (post reverse stock split) of restricted common stock to acquire the company known as Pocketpass.com, Inc. ("Pocketpass") as a wholly owned subsidiary of the Company.

SVC's background was in developing a micro-payment product for Internet purchases, however we determined that a larger and more profitable market was possible if the company transitioned to a full service Internet transaction company. One of the main challenges with that strategy was that the internet transaction business has become something of a commodity business in the last 2-3 years, with price being the main driving force.

After a thorough analysis of the market, SVC adopted a strategy of creating value added software applications that offer a unique range of user services. The goal of these services is to drive transactions to the SVC gateway. To supply our users and partners with these services SVC provides an integrated suite of secure electronic payment, web application, development digital rights management and multimedia authoring solutions. Our customer focus is on four vertical markets: the entertainment industries (downloaded music/movies, corporate marketing, the un-banked and the political/non-profit arena.

SVC has created a real solution to the pirated music/Intellectual Property issue facing the record/film industry. It has all the security features that the content providers are looking for plus a high degree of user transparency, so it doesn't get in the way of the user at all. The attribute that really pulls it all together is that the product has a built in micro-payment system that is much cheaper per transaction than anything on the market today, so selling a song at 99 cents using this system leaves more money on the table for both the content provider and the download service.

SVC has built and delivered a platform that has a Digital Rights Management and sales system that is fully integrated with a multipurpose payment platform and designed for online and offline transactions, micro-payments, and peer-to-peer e-commerce. The ongoing concern of intellectual property owners is consumers that might buy a digital product, copy that file and put it on the web for all to see and download.

The SVC product (The Mazarin Platform) enables authors, musicians, filmmakers, software developers and others to take full advantage of the Internet as a powerful distribution and marketing channel, while at the same time protecting their rights and ensuring that they get paid.

The SVC gateway incorporates advanced security and fraud detection technology which reduces transaction overhead by significantly reducing chargeback costs. Our gateway is capable of handling over 2.5 million transactions per day and supports Stored Value Accounts, Membership Management, Loyalty Programs and Advanced Online Reporting & CRM.

In addition to the serving the entertainment industry, SVC has recently entered the political arena by creating a unique application called IPP (Interactive Political Profile). This application allows a rich media message to be placed directly on a voter's desktop, offering a real opportunity for real time polling and real time messaging to the voter. This product is particularly attractive to the political area right now because of the McCain - Goldfein Bill that recently passed and becomes law this year. Of particular interest at this time is SVC's push into the "un-banked" market with an innovative and unique solution using Mobile Technology.

Significant Developments

In December of 2003 SVC announced:

The appointment of Chris Sorenson as vice president of operations. A veteran executive of numerous early stage companies, Sorensen has extensive experience with all aspects of early stage operations including business strategy planning, technology design and development, executive leadership, sales, and online marketing. Mr. Sorensen brought to SVC a unique combination of skills and experience that included both Internet payment systems and digital content management, two of SVC's core areas. Mr. Sorensen has been tasked with SVC's payment services, digital rights management and stored-value card businesses.

The completion of a follow-on round of investment from current investors. The new funding was used to accelerate the company's launch in growth markets related to cash and web-based micro-payment systems, digital rights management and pre-paid stored-value cards.

The signing of a national sales agreement with Early Harvest, a national sales and marketing firm. Early Harvest provides SVC the benefits of a dynamic sales force that is extremely active in its target markets without the need for increasing overhead through additional headcount.

During the first quarter of 2004 SVC announced:

The appointment of Bradford C. Auerbach to provide advice and counsel for SVC's media business development.

Mr. Auerbach is a highly esteemed business development and legal affairs professional who has held senior executive positions at industry leaders such as Marine Channel Enterprises, Starz Encore Media Group, Measat/ASTRO, Philips Media and Walt Disney Studios. He also has worked extensively with innovative media organizations such as Warner Music Group, Flexplay, DVD Entertainment Group and the J. Paul Getty Museum.

The acquisition of XMLAuthor, Inc. in March, 2004, a privately held software development company with headquarters in Draper, Utah and offices in Phoenix, Arizona.

In late March, 2004, the Company entered into a binding letter of intent to acquire "XML Author", a corporation, from its shareholders, Rob Adamson and John Wunderli.  The terms of the acquisition call for the payment of $400,000 in cash and an additional $400,000 in common stock of the Company, appraised at the closing and again one year later, to assure that their market value is at least $400,000.  An initial payment of $25,000 was due and paid on acceptance of the Letter of Intent, and an additional $5,000 per month has been paid and will be paid pending official closing.  These sums are credited towards the total purchase price.

XMLAuthor is the developer of MediaForge, a powerful software authoring tool for building Multimedia applications, both stand-alone and Internet based. Internet based applications can run either embedded within a web page using the MediaForge Mirage technologies or in a standalone application.

The launch of the Mazarin Media Platform.

The SVC Mazarin Media Platform is a rich media application generator that allows virtually any user to rapidly deliver browser-based applications. Our solution platform integrates highly secure SVC Payment Services with the Mazarin application generator that delivers 'smart' applications for sales, marketing, research, and promotional activities. SVC payment Services also provides a unique, cost-effective peer-to-peer mobile solution for cash-based consumers such as teens, students, and friends-and-family for local and international reimbursement and remittance transactions.

Significant Financial Developments

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of debt for services rendered totaling $86,600, at an average price of $0.47 per share.  These shares will be registered on Form S-8 at a convenient point in the future.

On February 27, 2004, pursuant to agreements entered into in November and December of 2003, the company issued 4,800,000 shares, values at $0.05 per share, to seven, then-existing creditors of the Company, canceling $240,000 of indebtedness.  This issuance was pursuant to Section 4(2) and Rule 506, thereunder, and all shares were restricted.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $285,500.  For each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of an additional shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment.  1,142,000 units were sold such that there were 1,142,000 of each of the 3 different warrants issued to investors, along with 1,142,000 shares of restricted common stock.  Of the warrants issued in this placement, 176,000 of the $0.50 round have been exercised, for cash, bringing the Company an additional $88,000.  4,000 of the $0.75 warrants have been exercised, creating 4,000 additional shares of stock for $3,000 in cash to the Company.  These exercises were under the ambit of Rule 506 allowing for the issuance of restricted securities without registration.

Between March 15, 2004 and April 30, 2003, an additional $90,000 was raised via private placement.  Each investor in this placement acquired, for $0.50, one share of stock and 2 warrants, one allowing for exercise within 6 months of investment at $0.75 per share and the other allowing for exercise within 12 months at a price of $1.00 per share.  180,000 shares were issued under this placement.

On April 23, 2004, the Company issued 250,000 shares of its restricted common stock to Girac Investments, for services rendered.  These shares were valued at $0.30 per share and were issued under Rule 506 to an accredited investor.

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $500,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note will remain as originally executed.

On July 16, 2004, the Company concluded a placement with existing accredited investors of $150,000 of convertible debentures.  These debentures may be converted into common stock of the Company, at the election of the holders, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investors to warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $0.30 per share, for a total of $150,000.

At the time of writing SVC has very little debt and is well positioned and poised to take its product out to the marketplace.

FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

Revenues

The Company had no revenues in the fiscal years ended September 30, 2003 and September 30, 2002.

Expenses

Total expenses decreased $54,274, from $123,379 during fiscal 2002 to $69,105 in fiscal 2003.  This decrease is primarily attributable to the abandonment of the online banking business and the Secure Sign business. All expenses in both fiscal 2002 and 2003 were general and administrative expenses.

Interest Expense

Interest expense increased $3,988, from $0 during fiscal 2002 to $3,988 in fiscal 2003.  The increase is attributable to an increase in the average balance of loans payable during fiscal 2003 as compared to fiscal 2002.

Other income and expenses

The Company had no other income or expenses for the fiscal year ended September 30, 2002.  In the fiscal year ended September 30, 2003, the Company had total other expenses of $601,742.  The net increase in other expenses is due to $201,852 recognized as a gain on extinguishment of debt, $45,965 of interest income and a net loss of $845,571 recognized during the sale of Contractors' Directory Inc.

Liquidity and Capital Resources

For the year ended September 30, 2003, we raised a total of approximately $35,000 of capital to fund the operations of the Company. As of September 30, 2003, we had an approximate indebtedness of $176,588.

During fiscal 2003 cash provided by financing activities was $35,000. During fiscal 2002 no cash was provided by or used in financing activities. The increase was attributed to the issuance of a loan payable in fiscal 2002.

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

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $285,500.  For each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of an additional shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment.  1,142,000 units were sold such that there were 1,142,000 of each of the 3 different warrants issued to investors, along with 1,142,000 shares of restricted common stock.  Of the warrants issued in this placement, 176,000 of the $0.50 round have been exercised, for cash, bringing the Company an additional $88,000.  4,000 of the $0.75 warrants have been exercised, creating 4,000 additional shares of stock for $3,000 in cash to the Company.  These exercises were under the ambit of Rule 506 allowing for the issuance of restricted securities without registration.

Between March 15, 2004 and April 30, 2004, an additional $90,000 was raised via private placement.  Each investor in this placement acquired, for $0.50, one share of stock and 2 warrants, one allowing for exercise within 6 months of investment at $0.75 per share and the other allowing for exercise within 12 months at a price of $1.00 per share.  180,000 shares were issued under this placement.

We cannot predict the extent to which investor interest in the Company will lead to future sales of equity securities to fund our current business plan. It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of other debt instruments. Therefore, in 2004 we may plan on seeking additional capital through the issuance of additional shares of the Company, either through a public offering or private placement, at prices that have yet to be determined. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fee for these services.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $4,048,461 since inception, had a net loss of $670,847 and a negative cash flow from operations of $833,537 for the year ended December 31, 2003, and has working capital and stockholder's deficiencies of $171,588 and $171,583, respectively, as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

We incurred net losses of approximately $69,157 for fiscal the year ending September 30, 2003. At September 30, 2003, we had an accumulated deficit of approximately $3,915,766 as compared to $4,048,461 for the fiscal year ended September 30, 2002. We expect to incur significant operating losses on a quarterly basis in the future.

Related Party Transactions

During the fiscal year ended September 30, 2003 and 2002 the Company has total accrued wages of nil and $200,000, respectively, to Mr. Plastino. Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company's common stock outstanding.

In March 2001 the Company entered into a two year operating lease for a new office facility. Terms of the lease consist of monthly rental in the amount of $300. The lessor is also a stockholder of the Company. (See Note 9)

In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.

Recent Accounting Pronouncements

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if the occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also required expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or various inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

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

ITEM 7.     FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent Auditors' Reports

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of changes in Stockholders' Deficiency

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of SVC Financial Services, Inc (Formerly Secure Sign, Inc.).:

We have audited the accompanying balance sheet of SVC Financial Services, Inc. (formerly Secure Sign, Inc.) (the "Company"), as of September 30, 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from July 14, 1995 (inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of SVC Financial Services, Inc. (formerly Secure Sign, Inc.) as of September 30, 2003, and the results of its operations and its cash flows for the year then ended and for the period from July 14, 1999 (inception) to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's working capital deficiency of $171,588, stockholders' deficiency of $171,583, net loss from operations of $670,847 and net cash used in operations of $833,537 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

August 17, 2004

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

SVC FINANCIAL SERVICES, INC.

(Formerly Secure Sign, Inc.)

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

BALANCE SHEETS

As of September 30, 2003 and 2002 (Consolidated)

	2003	2002
		(Consolidated)
ASSETS
Current Assets
Accounts Receivable	$ -	$ 228
Notes Receivable - Related Party	5,000	-
Total Current Assets	5,000	228

Fixed Assets
Furniture and equipment net of accumulated depreciation of nil and $83,763, respectively	-	1,041
Total Fixed Assets	-	1,041
Other Assets
Notes receivable	-	20,000
Investment in Contractor's Directory	5	-
Total Other Assets	5	20,000

Total Assets	$5,005	$21,269

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$141,588	$305,547
Notes payable	35,000	20,000
Total Liabilities	176,588	325,547

Stockholders' Deficiency
Common stock, no par value, 50,000,000 shares authorized, 1,989,251 and 1,989,251 issued and outstanding, respectively	3,744,183	3,744,183
Preferred Stock Class A, no par value, 5,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	-	-
Preferred Stock Class B, $1 par value, 2,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	-	-
Deficit accumulated during development stage	(3,915,766)	(4,048,461)
Total Stockholders' Deficiency	(171,583)	(304,278)

Total Liabilities and Stockholder's Deficiency	$5,005	$21,269

See accompanying Notes to Financial Statements.

SVC FINANCIAL SERVICES, INC.

(Formerly Secure Sign, Inc.)

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2003 and 2002 (Consolidated)

and for the Period From July 14, 1995 (Inception) to September 30, 2003

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2003	2002	2003
		(Consolidated)

Sales, net	$ -	$-	$119,536
Cost of sales	-	-	-
Gross profit	-	-	119,536

Selling Expenses	-	-	1,015,727
General and administrative expenses	69,105	123,379	2,721,947

Loss from operations	(69,105)	(123,379)	(3,618,138)

Other (Income) Expense
Gain on extinguishment of debt	(201,852)	-	(201,852)
Other Income	-	-	(10)
Loss on Disposal of Subsidiary	845,571	-	845,571
Impairment loss	-	-	125,912
Settlement expense	-	-	197,638
Interest income	(45,965)	-	(45,965)
Interest expense	3,988	-	169,876
Total Other (Income) Expense	601,742	-	1,091,170

Net Loss	($670,847)	($123,379)	($4,709,308)

Net loss per share (basic and diluted)
Basic & Diluted	($0.34)	($0.07)

Weighted average number of shares
Basic & Diluted	1,989,251	1,728,622

See Accompanying Notes to Financial Statements.

SVC FINANCIAL SERVICES, INC.

(Formerly Secure Sign, Inc.).

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2003 and 2002 (Consolidated)

and for the Period From July 14, 1995 (Inception) to September 30, 2003

	For the Years Ended September 30,		July 14, 1995 (Inception) to September 30,
	2003	2002	2003
		(Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($670,847)	($123,379)	($4,709,308)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(201,852)	-	(201,852)
Amortization	-	-	645,000
Depreciation	1,041	1,879	8,893
Impairment loss	-	-	50,912
Common stock issued for services, debt	-	177,250	667,000
Decrease (Increase) in accounts receivable	228	-	-
Decrease (Increase) in marketing rights	-	-	75,000
(Decrease) Increase in accounts payable and accrued expenses	37,893	(55,750)	343,440
Total Adjustments	(162,690)	123,379	1,558,393
Net cash used in operations	(833,537)	-	(3,120,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to related party	(5,000)	-	(5,000)
Investment in Contractor's Directory	(5)	-	(5)
Purchase of computer software	-	-	(640,000)
Purchase of marketing rights	-	-	(75,000)
Purchase of furniture and equipment	-	-	(84,804)
Net cash used in investing activities	(5,005)	-	(804,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of loan payable	35,000	-	800,071
Payments on loan payable	-	-	(30,977)
Stock Redemption	-	-	(20,000)
Sale of stock	-	-	2,373,088
Net cash provided in financing activities	35,000	-	3,122,182

Adjustment to retained earnings for sale of subsidiary	803,542	-	803,542

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$ -	$ -	$ -

Supplemental cash flows disclosures:

Income tax payments	$ -	$ -	$ -
Interest payments	$ -	$ -	$ -

Non-cash investing and financing activities

Common stock issued for services and debt	$ -	$ 332,250	$ 822,000
Common stock issued for preferred dividends	$ -	$ -	$ 10,000
Note received on sale of computer software	$ -	$ 20,000	$ 20,000
Exchange of note receivable for note payable	$ 20,000	$ -	$ -

See Accompanying Notes to Financial Statements.

SVC FINANCIAL SERVICES, INC.

(Formerly Secure Sign, Inc.)

(Formerly Known as YOURBANKONLINE.COM, INC.)

(Formerly Known as CONSOLIDATED DATA, INC.)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the Period From July 14, 1995 (Inception) to September 30, 2003

	Number of Shares		Amount		Deficit Accumulated During Development Stage
	Common	Preferred	Common	Preferred
Balance at inception, July 14, 1995	-	-	$-	$-	$-

May 1996 issuance of 100,000 shares preferred stock Class A	-	100,000	--	10,050	-

June 1996, issuance 68,040 shares common stock pursuant to 504 Reg. D at $0.0125 per share	68,040	-	851	-	-

Net loss July 14, 1995 to September 30, 1996	-	-	-	-	(38,561)

Balance at September 30, 1996	68,040	100,000	851	10,050	(38,561)

March 1997, issuance of common stock pursuant to 504 Reg. D at $0.0124 per share	9,000	-	112	-	-

March 1997, issuance of 60,000 shares of common stock for directory marketing rights at $1.25 per share	60,000	-	75,000	-	-

April 1997, issuance of 40,000 share of common stock for acquisition of Contractors Directory, Inc.	40,000	-	100	-	-

May 1997, issuance of shares for directors fees pursuant to directors' resolution at $1.25 per share	20,000	-	25,000	-	-

Issuance of shares for attorney and secretarial services at $1.25 per share	4,000	-	5,000	-	-

Net loss for year ended September 30, 1997	-	-	-	-	(372,513)

Balance at September 30, 1997	201,040	100,000	106,063	10,050	(411,074)

October to December 1997, issuance of shares pursuant to 504 Reg. D private placement at $3.75 per share	3,200	-	12,000	-	-

August 1998, issuance of shares for consulting service at $1.25 per share	6,000	-	7,500	-	-

September 1998, issuance of shares for directors fees pursuant to directors' resolution dated May 1, 1997 at $1.25 per share	48,000	-	60,000	-	-

Net loss for year ended September 30, 1998	-	-	-	-	(245,773)

Balance at September 30, 1998	258,240	100,000	185,563	10,050	(656,847)

March 1999, issuance of shares for consulting services at $5.00 per share	1,000	-	5,000	-	-

March 1999, issuance of shares for legal, accounting, and consulting services at $5.00 per share	12,000	-	60,000	-	-

March 1999, issuance of shares for online banking software rights at $5.00 per share	80,000	-	400,000	-	-

April 1999, issuance of shares pursuant to exercise of private placement stock option; 1,000 shares at $25.00; 1,000 shares at $50.00; and 1,000 shares at $125.00	3,000	-	200,000	-	-

April 1999, additional issuance of shares for online banking software at $5.00 per share	48,000	-	240,000	-	-

May 1999, issuance of shares for consulting services at $5.00 per share	1,120	-	5,600	-	-

June 1999, issuance of balance of shares for directors fee at $1.25 per share pursuant to directors' resolution date May 1, 1997	28,000	-	35,000	-	-

Net loss for year ended September 30, 1999	-	-	-	-	(451,286)

Balance at September 30, 1999	431,360	100,000	1,131,163	10,050	(1,108,133)

January 2000, private placement of 3,200 shares for $120,000	3,200	-	120,000	-	-

January 2000, private placement of 2,000 shares for non-cash services	2,000	-	96,875	-	-

February 2000, private placement of 22,364 shares in exchange for debt	22,364	-	559,095	-	-

February 2000, S-8 issuance of 1,640 shares for non-cash business planning and legal services valued at $33,332	1,640	-	33,332	-	-

May 2000, private placement of 5,000 shares for non-cash investor relations services valued at $50,000	5,000	-	50,000	-	-

May 2000, private placement of 20,000 shares for $200,000	20,000	-	200,000	-	-

June 2000, private placement of 2,000 shares for non-cash business planning and legal services valued at $50,000	2,000	-	50,000	-	-

June 2000, private placement of 190,000 shares preferred stock Class B for $190,000	-	190,000	-	190,000	-

July 2000, private placement of 80,000 shares for acquisition of Genesis Capital Co., Ltd, valued at $1,750,000	80,000	-	1,750,000	-	-

August 2000, S-8 issuance of 7,692 shares to employees and consultants for non-cash services valued at $173,917	7,692	-	173,917	-	-

August 2000, issuance of 18,000 shares to HEP Trust in exchange for 100,000 shares of Class A preferred stock	18,000	(100,000)	10,050	(10,050)	-

September 2000, private placement of 800 shares for $40,000	800	-	40,000	-	-

September 2000, private placement of 20,000 preferred stock Class B shares for $20,000	-	20,000	-	20,000	-

September 2000, private placement of 1,800 shares for non-cash investor relations services valued at $45,000	1,800	-	45,000	-	-

September 2000, private placement of 50,000 shares for $500,000	50,000	-	500,000	-	-

September 2000, rescission of 80,000 shares issued to Genesis Capital Co., Ltd	(80,000)	-	(1,750,000)	-	-

Dividends accrued on Preferred Class B	-	-	-	-	(4,750)

Net loss for year ended September 30, 2000	-	-	-	-	(2,308,533)

Balance at September 30, 2000	565,856	210,000	3,009,432	210,000	($3,421,416)

October 2000 private placement of 34,000 shares for non cash payment of services to unrelated parties	34,000	-	265,625	-	-

February 2001 cancellation of 8,000 shares issued for services	(8,000)	-	(78,124)	-	-

February 2001 conversion of 210,000 shares Class B Preferred Stock into 33,874 shares common stock	33,874	(210,000)	220,000	(210,000)	-

February 2001 private placement of 10,600 shares common stock	10,600	-	15,000	-	-

Repurchase of 800 shares of common stock and subsequent cancellation	(800)	-	(20,000)	-	-

Dividends accrued on Preferred Class B	-	-	-	-	(5,250)

Net loss for the year ended September 30, 2001	-	-	-	-	(498,416)

Balance at September 30, 2001	635,530	-	3,411,932	-	(3,925,082)

November 2001 issuance of 650,633 shares of restricted stock for debt conversion	650,633	-	140,000	-	-

November 2001 issuance of 156,153 shares of restricted stock for debt conversion	156,153	-	32,250	-	-

November 2001 issuance of 221,215 shares of restricted stock for services	221,215	-	42,500	-	-

December 2001 issuance of 80,000 shares of restricted stock for debt conversion	80,000	-	45,000	-	-

January 2002 issuance of 160,000 shares of restricted stock for services	160,000	-	30,000	-	-

June 2002 issuance of 100,000 shares of restricted stock for services	100,000	-	12,500	-	-

July 2002 sale of computer software for return of 95,080 shares of Company stock	(95,080)	-	-	-	-

September 2002 issuance of 80,000 shares of restricted stock for services	80,000	-	10,000	-	-

September 2002 issuance of 800 shares of restricted stock	800	-	20,000	-	-

Net loss for the year ended September 30, 2002	-	-	-	-	(123,379)

BALANCE, SEPTEMBER 30, 2002	1,989,251	-	3,744,183	-	(4,048,461)

Elimination of Accumulated Deficit of subsidiary disposed of	-	-	-	-	803,542
				-
Net loss - Year Ended September 30, 2003	-	-	-	-	(670,847)

BALANCE, SEPTEMBER 30, 2003	1,989,251	-	$3,744,183	$-	($3,915,766)

See Accompanying Notes to Financial Statements.

SVC FINANCIAL SERVICES, INC.

(Formerly Secure Sign, Inc.)

(FORMERLY KNOWN AS YOURBANKONLINE.COM, INC.

AND FORMERLY CONSOLIDATED DATA, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS

SVC Financial Services, Inc.  (the "Company"), formerly Secure Sign, Inc., formerly YourBankOnline.com, Inc. and Consolidated Data, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado. Contractor's Directory, Inc. (subsidiary) was purchased on April 17, 1999 in a stock for stock transaction exchange. Contractor's Directory, Inc. was 100% owned by Secure Sign, Inc. and both companies are collectively referred to as the "Company".  The Company is still in the development stage.

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

During the fiscal year ended September 30, 2000 the Company pursued both businesses, online banking and contractor's directory. By December 31, 2000, the Company abandoned its attempts to develop these lines of business and began an active search for new business opportunities.

In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc., which resulted in a loss on disposal of the subsidiary totaling $845,571.  (See note 7)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements for 2002 included the accounts of Secure Sign, Inc. and its wholly owned subsidiary, Contractor's Directory, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Advertising - Advertising costs are expensed in the year incurred. There were no advertising costs for the years ended September 30, 2003 and 2002.

Fixed Assets - Property and equipment were stated at cost less accumulated depreciation. Expenditures for major additions and improvements were capitalized and minor replacements, maintenance and repairs were charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Computers - 3 years

Machinery and equipment - 5 to 12 years

Furniture and Fixtures - 7 years

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell (see Note 3).

Earnings (Loss) Per Share - SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended September 30, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the years ended September 30, 2003 and 2002.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

Research and Development Costs - Research and development costs are charged to operations as they are incurred.

Disclosures about Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at September 30, 2003 and 2002.

Estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income - The Company has no items of other comprehensive income (loss) for the years ended September 30, 2003 and 2002.

Recent Accounting Pronouncements - In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if the occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also required expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or various inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

NOTE 3 - EQUIPMENT

Depreciation expense for the years ended September 30, 2003 and 2002 was $1,041, and $1,879, respectively. During the year ended September 30, 2003, the Company disposed of its remaining furniture and equipment which was fully depreciated.

NOTE 4 - CAPITAL STOCK

The Company has three classes of capital stock: Common, Class A Preferred Stock, and Class B Preferred Stock.

Common Stock

At September 30, 2003 and 2002 the Company had 50,000,000 shares of authorized Common Stock with no par value and 1,989,251 shares issued and outstanding at the end of both years. Holders of Common Stock are entitled to one vote for each share held.

During March 2003, the Company implemented a one for twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 to 1,989,251 shares.  Retroactive effect has been given to share and per share amounts resulting from this reverse stock split in the financial statements.  The Company's transfer agent currently reflects that there were 3,835,590 shares of common stock outstanding as of September 30, 2003.  Of this amount, 2,000,000 shares were issued in error by the share transfer agent and were subsequently cancelled, with 180,000 shares issued in correction.  The Company is also in the process of investigating the nature of the remaining 26,338 share discrepancy, which is believed to be attributable to inconsistent issuances during fiscal 2002, but does not believe the difference will result in any material changes to the accompanying financial statements.

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

Class A Preferred Stock

At September 30, 2003 and 2002 the Company had 5,000,000 shares of Class A Preferred Stock authorized with no par value and no shares issued and outstanding. Holders of Class A Preferred Stock rank senior to all other equity upon liquidation, dissolution or winding up and have no voting rights. Dividends are only paid upon declaration of dividends on common shares at the rate of 4.5:1. These preferred shares are convertible into common shares at a conversion rate of 4.5 common shares to 1 preferred share.

Class B Preferred Stock

At September 30, 2003 and 2002 the Company had 2,000,000 shares of Class B Preferred Stock authorized with $1 par value and no shares issued and outstanding.  Holders of Class B Preferred Stock rank senior to all other equity except Class A Preferred Stock upon liquidation, dissolution or winding up and are entitled to one vote for each share held. The Class B shareholders are entitled to an annual dividend rate of 10%, which is cumulative. During February 2002 the Company converted all 210,000 shares of Class B Preferred Stock into Common Stock, including $10,000 in accrued preferred dividends. The amount of Common Stock issued was 846,862 shares. These stockholders were also issued Warrants to purchase one share of common stock for each Class B Preferred Stock previously owned at $0.75 per share for a period through February 2004.

NOTE 5 - INCOME TAXES

Significant components of the Company's deferred income tax assets at September 30, 2003 and 2002 are as follows:

	2003	2002

Deferred income tax asset:
Net operating loss carry forward	$ 1,380,000	$ 1,330,000
Total deferred income tax asset	1,380,000	1,330,000
Valuation allowance	(1,380,000)	(1,330,000)
Net deferred income tax asset	$ -	$ -

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:
	2003	2002

Tax expense at the U.S. statutory income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective income tax rate	-	-

The Company has available net operating loss carry forwards of approximately $4,048,461. The net operating loss carry forwards will expire at various dates through the year 2023.

NOTE 6 - LITIGATION AND CONTINGENCIES

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

On July 3, 2001, Williams L. Butcher, C.P.A. submitted an offer of settlement which the SEC accepted. The settlement provided that William L. Butcher, without admitting or denying the findings of the SEC, except that he admits the jurisdiction of the SEC over him and over the subject matter of the proceeding, he consents to the issuance of the Order Making Findings and the Imposition of Sanctions pursuant to Rule 102(e) of the Commission’s Rules of Practice.  Terms of the settlement required payments to the United States Treasury totaling $72,750 by January 3, 2002, and the temporary rescission of the auditor's right to practice before the SEC for a period of one year.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the fiscal year ended September 30, 2003 and 2002 the Company had total accrued compensation of nil and $200,000, respectively, to Mr. Plastino (See Notes 8 and 11). Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company's common stock outstanding.

In March 2001 the Company entered into a two year operating lease for a new office facility. Terms of the lease consist of monthly rental in the amount of $300. The lessor is also a stockholder of the Company. See Note 8.

In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.

During the sale of Contractor's Directory, Inc. the purchaser, Mr. Plastino agreed to forgive $201,852 of compensation and expenses owed to him. The extinguishment of the debt was included as a separate line item in the statements of operations for the year ended September 30, 2003.

NOTE 8 - COMMITMENTS

The Company leased its office facility under a non-cancelable operating lease. This lease expired at April 1, 2003. Rent expense for years ended September 30, 2003 and 2002 was $0 and $21,992, respectively. During the years ended September 30, 2003 and 2002 the lessor, which is also a related party, forgave any rental fee under this lease and any future rents due.

The Company entered into a consulting agreement with its former CEO and Chairman of the Board of Directors, which required annual payments of $25,000 for his services. As of September 30, 2003, the balance due under this agreement in the amount of $200,000, which had been previously accrued and included in accounts payable and accrued expenses, was cancelled, along with the amount of $1,852 due and accrued to LGA, Inc.  The cancellation of the aforementioned debt resulted in a gain on extinguishment of debt of $201,852.

In March 2001 the Company terminated its old operating lease agreement for its office facility. The Company forfeited its lease deposit of $6,823 in full settlement of any future amounts due to the lessor.

NOTE 9 - NOTES PAYABLE

At September 30, 2003 the Company had notes payable outstanding in the aggregate amount of $35,000 to Pocketpass (See note 11).  This note bears interest at 10% per annum and is due May 31 2003.  The note has been extended to September 30, 2004.  Notes are payable to Pocketpass.com, Inc., with which the Company has entered into a Share Exchange Agreement.  (See Note 8).

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $4,048,461 since inception, had a net loss of $670,847 and a negative cash flow from operations of $833,537 for the year ended September 30, 2003, and has working capital and stockholder's deficiencies of $171,588 and $171,583, respectively, as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

NOTE 11 - SUBSEQUENT EVENTS

On March 7, 2003 the Company entered into a Share Exchange Agreement with Pocketpass.com, Inc. The Agreement states that the Company will acquire all of the issued and outstanding shares of Pocketpass.com, Inc. in exchange for 25,000,000 restricted shares of its common stock, post reverse stock split.  Completion of the agreement was subject to various conditions. As of October 1, 2003 all conditions were met and the Share Exchange Agreement was finalized. Subsequent financial statements will reflect the finalized business combination, which will be accounted for as a recapitalization of Pocketpass.com, Inc., the accounting acquirer, in a consolidated financial statement.

Subsequent to September 30, 2003 and after the merger with Pockterpass.com, Inc.  the Company entered into the following transactions:

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of debt for services rendered totaling $86,600, at an average price of $0.47 per share.  These shares will be registered on Form S-8 at a convenient point in the future.

On February 27, 2004, pursuant to agreements entered into in November and December of 2003, the company issued 4,800,000 shares, values at $0.05 per share, to seven, then-existing creditors of the Company, canceling $240,000 of indebtedness.  This issuance was pursuant to Section 4(2) and Rule 506, thereunder, and all shares were restricted.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $285,500.  forth each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of an additional shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment.  1,142,000 units were sold such that there were 1,142,000 of each of the 3 different warrants issued to investors, along with 1,142,000 shares of restricted common stock.  Of the warrants issued in this placement, 176,000 of the $0.50 round have been exercised, for cash, bringing the Company an additional $88,000.  4,000 of the $0.75 warrants have been exercised, creating 4,000 additional shares of stock for $3,000 in cash to the Company.  These exercises were under the ambit of Rule 506 allowing for the issuance of restricted securities without registration.

Between March 15, 2004 and April 30, 2004, an additional $90,000 was raised via private placement.  Each investor in this placement acquired, for $0.50, one share of stock and 2 warrants, one allowing for exercise within 6 months of investment at $0.75 per share and the other allowing for exercise within 12 months at a price of $1.00 per share.  180,000 shares were issued under this placement.

On April 23, 2004, the Company issued 250,000 shares of its restricted common stock to Girac Investments, for services rendered.  These shares were valued at $0.30 per share and were issued under Rule 506 to an accredited investor.

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $500,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note will remain as originally executed.

On July 16, 2004, the Company concluded a placement with existing accredited investors of $150,000 of convertible debentures.  These debentures may be converted into common stock of the Company, at the election of the holders, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investors to warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $0.30 per share, for a total of $150,000.

In late March, 2004, the Company entered into a binding letter of intent to acquire "XML Author", a corporation, from its shareholders, Rob Adamson and John Wunderli.  The terms of the acquisition call for the payment of $400,000 in cash and an additional $400,000 in common stock of the Company, appraised at the closing and again one year later, to assure that their market value is at least $400,000.  An initial payment of $25,000 was due and paid on acceptance of the Letter of Intent, and an additional $5,000 per month has been paid and will be paid pending official closing.  These sums are credited towards the total purchase price.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    On June 21, 2004, the Company filed a Form 8-K announcing that it had changed it auditors.  The company also filed the amended Form 8-K on August 9, 2004.

a) Previous independent accountants

     (i) Effective June 15, 2004, SVC Financial Services, Inc. ("Registrant"), confirmed with its auditors, Lichter, Weil & Associates ("Lichter"), that the firm would no longer be representing the Registrant as its accountants. As of that date, the Company informed Lichter that they were dismissed as the Company's auditors.

     (ii) Lichter, Weil and Associates last reported on Registrant's financial statements on December 23, 2002. Registrant's financial statements for the fiscal year ended September 30, 2002, as audited by Lichter, included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of SVC Financial Services, Inc. on December 18, 2003, but could not be confirmed with them until June 15, 2004 because they had relocated from their former address without notifying the Company.  As a result, the Company did not file the required 8K until June 21, 2004.

     (iv) During SVC Financial Services' two most recent fiscal years and the subsequent interim period through June 15, 2004, there were no disagreements with Lichter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Lichter's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, Lichter's reports on the Company's consolidated financial statements for the year ended September 30, 2001 contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.  Registrant's financial statements for the fiscal year ended September 30, 2002, as audited by Lichter, also included an independent auditor's report containing an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal years and the subsequent interim period through June 15, 2004, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

            (a) During the previous two fiscal years and the subsequent interim period through June 15, 2004, Lichter did not advise SVC Financial Services that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the previous two fiscal years and the subsequent interim period through June 15, 2004, Lichter did not advise SVC Financial Services that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Lichter unwilling to be associated with the financial statements prepared by management.

            (c)  During the previous two fiscal years and the subsequent interim period through June 15, 2004, Lichter did not advise SVC Financial Services that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

            (d)  During the previous two fiscal years and the subsequent interim period through June 15, 2004, Lichter did not advise SVC Financial Services that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (b) New independent accountants

     The Registrant engaged Weinberg & Company PA ("Weinberg") as its new independent accountant on December 18, 2003. Prior to December 18, 2003 the Registrant had not consulted with Weinberg regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Weinberg concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.  Prior to the engagement of Weinberg, the Company attempted to contact Lichter and notify it of discharge. The registrant was unable to locate Lichter until June 9, 2004. On June 9, 2004, Weinberg sent a request to Lichter (Exhibit 16.2). Weinberg did not receive any response to its request.

ITEM 8A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures at the end of the year included in the filing of this annual report of Form 10-KSB and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

INFORMATION RELATING TO THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The purpose of the Audit Committee is to assist the Board of Director in the oversight of the integrity of the consolidated financial statements of the Company, the Company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of the Company's independent auditors.

The primary responsibilities of the Audit Committee are set forth in the charter, and include various matters with respect to the oversight of the Company's accounting and financial reporting process and audits of the consolidated financial statements of the Company on behalf of the Board of Directors.  The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of the Company; reviews the proposed scope of the audit; reviews accounting and financial controls of the Company with the independent public accountants and financial accounting staff; and reviews and approves transactions between the Company and its directors, officers, and their affiliates.

Due to the limited number of Board Members, the entire board of directors is acting as a small business issuer's audit committee as specified in section 3(a)(58)(B) of the Exchange Act (15 U.S.C. 78c(a)(58)(B).

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH

                   SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of September 30, 2003 the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

NAME	POSITION	HELD POSITION SINCE
Len Hartkemeier	Director	September 12, 2003
Douglas Denoff	Director	September 12, 2003
Christopher Haigh	President/CEO/Director	September 12, 2003
M. Yaqub Mirza	Director	September 12, 2003
Inder Singh	Director	September 12, 2003

Len Hartkemeier, 55, has worked full time as a consultant for Hartkemeier and Company, Inc. for over 20 years.  In this capacity, he has advised many young companies in the development of their business plans, corporate goals, marketing plans, financial structure, employee needs, and potential sources of financing.  He has also performed due diligence for clients looking for investments.  He also assists small and large companies in strategic planning.  Such client companies have included ventures involved with digital signage, natural beverages, movie distribution, and efficient energy production.  Previously, Mr. Hartkemeier was a stockbroker with the Beverly Hills offices of Smith, Barney, Harris, Upham & Co. and Sutro & Co where he specialized in portfolio structuring, municipal bond sales, and tax advantaged investments for very high net worth clients.  Mr. Hartkemeier is a graduate of the University of California, Los Angeles where he received a bachelor's degree and completed graduate studies in Economics.  He resides in Malibu, California.

Christopher Haigh,  53,  is currently the President of the Tyburn Group, which provides marketing and management services to entertainment and communications companies, since 1986.  Mr. Haigh has been creative director and department head at Transcom Software and an executive at MSH Entertainment from 1996 to 1999.  During 2000, he led marketing initiatives at ePIT systems and Chuckwalla.  He has founded two companies: East End Communications in 1981 and eCurator.com in 1999.  He is a graduate of Oxford University and the Central School of Drama in London.

M. Yaqub Mirza, 56.  Dr. Mirza has served as a director of Linuxworks, Inc. since 1992.  Since June 1998, Dr. Mirza served as President and Chief Executive Officer of Sterling Management Group, a business development and management consulting services company.  Since March 1995, Dr. Mirza has served as President and Chief Executive Officer of MarJac Investments, an international investment firm, and served as it Executive Vice-President from April 1997 to March 1995.  Dr. Mirza also serves as Chairman of the Board of Directors of Jugos Concentrados, a Chilean manufacturer of juice concentrates and as Trustee and Chairman of Amana Mutual Funds Trust.  Dr. Mirza holds a B.S. in Physics and Mathematics from the University of Punjab, Pakistan, a M.S. in Physics from the University of Karachi, Pakistan and a Ph.D. in Physics and M.A. in Teaching Science from the University of Texas at Dallas.

Inder Singh, 58. Mr. Singh is Chairman, CEO and President of LynuxWorks.  Mr. Singh founded and served as Chief Executive Officer  of Excelan, a local area network, or LAN, company from May 1982 to April 1985.  In April 1997, Mr. Singh co-founded Kalpana, a Lan switch company.  Mr. Singh currently serves as Chairman and President of the Embedded Linux Consortium.  Mr. Singh holds a B.S. in Electrical Engineering from the Indian Institute of Technology, Delhi, India, an M.S. in Electrical Engineering and Computer Science from Polytechnic Institute of New York and a Ph.D. in computer science from Yale University.

Harvey Bornstein, 64, has been the owner of Bornstein & Associates from 1985 to the present and has served continuously as its Chief Executive Officer.  The Company provides management consulting and financial guidance to small, rapidly-growing high-technology companies.  Mr. Bornstein graduated from the University of Southern California in 1963 with a B.S. in Finance and Real Estate.

Involvement in Certain Legal Proceedings

None.

Family Relationships

There are no family relationships between any of the officers and/or directors.

ITEM 10.     EXECUTIVE COMPENSATION

Between October 1, 2000 and September 30, 2002, Pakie Plastino received $25,000 as reimbursement for his office expenses, which was accrued as wages and reimbursements payable.  On or around June 11, 1994, Pakie Plastino was debarred from acting in any capacity as a contractor in any federally funded construction project by the U.S. Department of Education.   The term of the exclusion expired on or about August 28, 1995.

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

Other than that disclosed above, no compensation was paid during Fiscal 2003 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
William Doehne	2003	0	0	0	0	0	0	0
Former President	2002	15,000	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Christopher Haigh	2003	0	0	0	0	0	0	0
President/CEO/Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

M. Yaqub Mirza	2003	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Inder Singh	2003	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Harvey Bornstein	2003	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Len Hartkemeier	2003	0	0	0	0		0	0
Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Coya Cady	2003	0	0	0	0	0	0	0
Former Secretary/Treas.	2002	12,500	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The tables below lists, as of October 1, 2003, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant. The current officers and directors of the Company assumed their positions on September 12, 2003, but were not issued their shares until October 1, 2003 and are, therefore, not included in the total number of shares issued and outstanding as of September 30, 2003. (The listed percentages are based on 26,989,251 shares which would be issued and outstanding upon the complete issuance of all shares upon Closing.)

Shareholdings of Directors and Executive Officers and 5% Holders

NAME	POSITIONS HELD	SHARES OWNED	PERCENTAGE
Douglas Denoff	Director	4,000,000	14.82%
W.L. Perdue		4,000,000	14.82%
Inder Singh*	Director	4,453,900	16.5%
M. Yaqub Mirza*	Director	1,246,068	4.6%
Harvey Bornstein*	Director	66,667	0.24%
Len Hartkemeier*	Director	66,667	0.24%
OP, LLC		1,250,000	4.63%
Christopher Haigh*	President, CFO, Director	0	0.0%
Officers & Directors as a group		9,766,635	55.85%

* These shares were not issued prior to September 30, 2003.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2003 and 2002 the Company had total accrued compensation of nil and $200,000, respectively, to Mr. Plastino (See Notes 8 and 11). Mr. Plastino was President and Chairman of the Board of Directors. Mr. Plastino also beneficially owned approximately 15% of the Company's common stock outstanding.

In March 2001 the Company entered into a two year operating lease for a new office facility. Terms of the lease consist of monthly rental in the amount of $300. The lessor is also a stockholder of the Company. See Note 9.

In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.

During the sale of Contractor's Directory, Inc. the purchaser, Mr. Plastino, agreed to forgive $201,852 of compensation and expenses owed to him. The extinguishment of debt was included as a separate line item in the statements of operations for the year ended September 30, 2003.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    I.

            1.     Index to Financial Statements

            2 .    Independent Auditors' Reports

            3.     Consolidated Balance Sheets at September 30, 2003 and 2002

            4.     Consolidated Statement of Loss and Accumulated Deficit for the years ended September 30, 2003 and 2002

            5.     Consolidated Statement of Cash Flows for the years ended September 30, 2003 and 2002 and the period from July 14, 1995 (inception) to September 30, 2003

            6.     Statement of Statement of Changes in Stockholders' Equity for the years ended September 30, 2003 and 2002 and period from July 14, 1995 (inception) to September 30, 2003

            7.     Notes to Financial Statements

     II.     Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 13:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     III. The exhibits are listed in the index of exhibits

(b)

(c) The index of exhibits

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer

32.1                                             Section 1350 Certification of Chief Executive/Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVC Financial Services, Inc.,

a Colorado corporation

Date:

By: /s/ Christopher Haigh

Christopher Haigh, President, CFO and Director

By:  /s/  Len Hartkemeier

Len Hartkemeier, Director

By: /s/ Harvey Bornstein

Harvey Bornstein, Director

By: /s/ M. Yaqub Mirza

M. Yaqub Mirza, Director

By: /s/ Inder Singh

Inder Singh, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:

By: /s/ Christopher Haigh

Christopher Haigh, President, CFO and Director

By:  /s/  Len Hartkemeier

Len Hartkemeier, Director

By: /s/ Harvey Bornstein

Harvey Bornstein, Director

By: /s/ M. Yaqub Mirza

M. Yaqub Mirza, Director

By: /s/ Inder Singh

Inder Singh, Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Christopher Haigh, President, CFO and Director of SVC Financial Services, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of SVC Financial Services, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to SVC Financial Services, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in SVC Financial Services, Inc.'s internal control over financial reporting that occurred during SVC Financial Services' fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, SVC Financial Services' internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: May , 2004	/s/ Christopher Haigh
Christopher Haigh, President, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of SVC Financial Services, Inc. on Form 10-KSB for the year ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CFO and Director

May __, 2004