Form 10QSB
period 2003-12-31
SVC FINANCIAL SERVICES INC
filed 2004-11-24
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2003

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-21969

SVC FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

 Colorado, United States

(State or other jurisdiction of incorporation or organization)

84-1343219

(I.R.S. Employer ID Number)

 235 Montgomery Street, Suite 958, San Francisco, California 94104

(Address of principal executive offices) (Zip code)

(415) 981-9188

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

Class Shares outstanding at December 31, 2003

---------------------------------------------------------------

Common Stock, no par value: 18,081,995

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SVC FINANCIAL SERVICES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Three Months Ended December 31, 2003 and 2002

TABLE OF CONTENTS

Consolidated Balance Sheet as of December 31, 2003 (unaudited)

Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 and from inception (August 23, 1999) (unaudited)

Consolidated Statement of Cash Flow for the three months ended December 31, 2003 and 2002 and from inception (August 23, 1999) (unaudited)

Statements of Changes in Stockholders' Deficiency (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC FINANCIAL SERVICES, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2003

(UNAUDITED)

December 31, 2003

ASSETS
Current Assets
Cash	$ 47,010
Receivable from related party	5,000
Total Current Assets	52,010

Property and Equipment
Cost	79,790
Accumulated Depreciation	(77,426)
Net	2,364

Other Assets
Software under development	34,000
Investment in Subsidiary	5
Total Other Assets	34,005

Total Assets	$ 88,379

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$ 492,573
Accrued Interest - related party notes	242,887
Notes Payable to related parties	1,258,500
Total Current Liabilities	1,993,960

Stockholders' Deficiency
Preferred Stock:
Common Stock, no par value, 50,000,000 shares authorized,
18,081,995 shares issued and outstanding	638,176
Common Stock Issuable, 4,894,744 shares	263,686
Deficit accumulated during development stage	(2,807,443)
Total Stockholders' Deficiency	(1,905,581)

Total Liabilities and Stockholder's Deficiency	$ 88,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC FINANCIAL SERVICES, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2003 and 2002 and the

Period from Inception (August 23, 1999) to December 31, 2003

(UNAUDITED)

	Three Months Ended December 31,		August 23, 1999 (Inception) to December 31,
	2003	2002	2003

Revenue	$ 8	$ 2,894	$ 50,293
Cost of Goods Sold	136	8,954	48,861
Gross profit	(128)	(6,060)	1,432

Operating Expenses
Salaries	59,033	35,475	800,369
Professional Fees	239,127	88,812	928,453
Facilities	8,898	25,497	153,475
Marketing	45,000	2,732	83,198
Other	11,262	19,193	472,300
Depreciation	7,945	6,540	77,426
Total Operating Expenses	371,265	178,249	2,515,221

Loss from operations	(371,393)	(184,309)	(2,513,789)

Other (Income) Expense:
Interest Expense	15,571	25,746	265,330
Financing fees	33,600	-	83,775
Gain on Extinguishment of Debt	(26,666)	(18,452)	(50,089)
Interest Income	-	(1,406)	(5,362)
Total Other (Income) Expense	22,505	5,888	293,654

Net loss	$ (393,898)	$ (190,197)	$ (2,807,443)

Basic and diluted loss per common share	$ (0.02)	$ (0.01)

Weighted average shares outstanding, basic and diluted	18,081,995	16,092,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC FINANCIAL SERVICES, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the Period from August 23, 1999 (Inception) to December 31, 2003

(UNAUDITED)

	Common Stock		Common Stock Issuable	Accumulated Deficiency	Total Shareholders' Equity (Deficiency)
	Shares	Amount

Common stock issued	15,689,265	$461,261			$461,261

Net loss for the period ending September 30, 1999				$(113,449)	(113,449)

Balance at September 30, 1999	15,689,265	461,261		(113,449)	347,812

Common stock issued	186,640	114,150			114,150
Net loss for the year ending September 30, 2000				(1,258,947)	(1,258,947)

Balance at September 30, 2000	15,875,905	575,411		(1,372,396)	(796,985)

Common stock issued	198,079	233,279			233,279
Net loss for the year ending September 30, 2001				(282,135)	(282,135)

Balance at September 30, 2001	16,073,984	808,690		(1,654,531)	(845,841)

Net loss for the year ending September 30, 2002				(421,984)	(421,984)
Common stock issued for services	18,760	1,069			1,069
Equity adjustment from disposal of subsidiary				27,015	27,015

Balance at September 30, 2002	16,092,744	809,759		(2,049,500)	(1,239,741)

Net loss for the year ending September 30, 2003				(364,045)	(364,045)

Balance at September 30, 2003	16,092,744	809,759		(2,413,545)	(1,603,786)

Net loss for the three months ended December 31, 2003				(393,898)	(393,898)
Reverse merger adjustment	1,989,251	(171,583)			(171,583)
Common stock issuable			263,686		263,686

Balance at December 31, 2003 (Unaudited)	18,081,995	$638,176	$263,686	$(2,807,443)	$(1,905,581)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC FINANCIAL SERVICES, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended December 31, 2003 and 2002 and the

Period from Inception (August 23, 1999) to December 31, 2003

(UNAUDITED)

	Three Months Ended December 31,		July 14, 1995 (Inception) to December 31,
	2003	2002	2003

Cash flows from operating activities
Net loss	($393,898)	$ (190,197)	($2,807,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,945	6,540	77,426
Issuance of common stock for services	-	1,069	1,069
Common stock issuable for services	40,000	-	40,000
Loss on disposal of fixed assets	-	-	13,615
Increase bad debt expense	-	-	12,362
Gain on extinguishment of debt	(26,666)	(18,452)	(50,089)
Decrease (Increase) in accounts receivable	-	970	(12,362)
Decrease in prepaid expenses and other	1,919	5,626	-
Increase in accounts payable	259,416	54,496	375,310
Net cash used in operating activities	(111,284)	(139,948)	(2,350,112)

Cash flows from investing activities
Software under development	(24,000)	-	(34,000)
Purchase of fixed assets	(2,500)	-	(93,405)
Net cash used in investing activities	(26,500)	-	(127,405)

Cash flows from financing activities:
Borrowings on related party notes payable	9,500	-	1,258,500
Increase in accrued interest payable	15,471	24,784	242,887
Proceeds from issuance of common stock	-	-	808,690
Common stock issuable	100,264	-	214,450
Net cash provided by financing activities	125,235	24,784	2,524,527

Increase (Decrease) in cash	(12,549)	(115,164)	47,010

Cash at beginning of period	59,559	198,540	-

Cash at end of period	$47,010	$83,376	$47,010

Non Cash Financing and Investing Activities:
Common stock issuable in settlement of accounts payable	$9,236	$ -	$9,236
Assumption of net liabilities in connection with reverse merger	$171,583	$ -	$171,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC FINANCIAL SERVICES, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

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

The Company was inactive until it acquired Contractor's Directory, Inc., a company that was based on the exclusive development of an e-Commerce business designed to fill the needs of the construction industry. In March 1999, the Company purchased a software program "Your Bank Online" from a financial institution. The Company's focus was then to actively market, sell and support the software to members of the banking industry. During the fiscal year ended September 30, 2000, the Company pursued both businesses, online banking and contractor's directory. By December 31, 2000, the Company abandoned its attempts to develop these lines of business and began an active search for new business opportunities. In September 2003, the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc., which resulted in a loss on disposal of the subsidiary totaling $845,571.

On October 1, 2003, the Company acquired all the outstanding shares of Pocketpass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock. The acquisition has been accounted for as a reverse merger (recapitalization) with Pocketpass.com deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of Pockepass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger. The retained earnings of the accounting acquirer has been carried forward after the acquisition and Pocketpass.com's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

SVC is a transaction management company that provides integrated financial services and value-added software for accelerating sales. SVC has pioneered a scalable, integrated media and transaction management solution, the Mazarin Media Platform, that provides rapid application delivery for any size organization. SVC enables its customers to deliver smart applications that inspire consumers to make immediate, informed decisions. SVC solutions have a broad range of applicability and provide tremendous value to the music and entertainment, political, non-profit, research and testing, and corporate and consumer marketing areas. Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development and has not recorded any significant revenue. Accordingly, the Company is in the development stage, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development State Enterprises.."

Earnings (Loss) Per Share - SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the quarters ended December 31, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the years ended December 31, 2003 and 2002.

Basis of Presentation - The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements as of September 30, 2003 included in the Company's annual report Form 10-KSB and the information included in Form 8-K/A, dated October 1, 2004, regarding the Pocketpass.com, Inc. financial statements.

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

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or various inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $2,807,443 since inception, had a net loss of $393,898 for the quarter ended December 31, 2003, and has working capital deficiency of $1,941,950 and a stockholders deficiency of $1,905,581 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Management is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows. However, there can be no assurances that management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations. The Company has developed new products, has developed a sales team and is vigorously pursuing new business. Management is also working with financiers to raise additional capital. (See Note 7)

NOTE 3 - FIXED ASSETS

Property, plant and equipment consist of the following as of December 31, 2003:

Computer equipment	$ 50,517
Software	27,195
Furniture and equipment	2,078
Total	79,790
Less: Accumulated Depreciation	(77,426)
Net	$ 2,364

Depreciation expense was $7,945 and $6,800 for the three months ended December 31, 2003 and 2002, respectively.

Software under development consisted of $34,000 of payments for the development of software as of December 31, 2003. Estimated completion date is December, 2004 and estimated cost at completion is $100,000.

NOTE 4 -NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders. The related party notes payable consist of the following at December 31:

8% per annum convertible promissory notes due and payable on August 13, 2004. The notes are secured by substantially all of the assets of the Company (a)	$799,000
10% per annum convertible promissory note due and payable on August 13, 2004. This note is secured by substantially all of the assets of the Company (b)	450,000
Note due Chris Dieterich	5,000
Note due Lichter Weil	4,500
$1,258,500

Subsequent to December 31, 2003:

(a) The holders of $590,000 of principal of the 8% promissory notes (and $161,265 of accrued interest) converted their debt into 5,008,427 shares of common stock of SVC Financial Services, Inc. in February, 2004. The remaining indebtedness of $218,500 was renegotiated in February, 2004, such that the due dates on this debt, plus accruing interest, were postponed until February, 2005. (See Note 7)

(b) On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $500,000 would be due and payable, in full, on February 28, 2005. The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share. Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years. If the exercise is "cashless", then the exercise price will be $0.60 per share. If actual cash is paid upon exercise, then the exercise price will be $0.375 per share. All other terms and conditions of the Transfund note will remain as originally executed.

NOTE 5 -RELATED PARTY TRANSACTIONS

A major shareholder provides legal services to the Company. The charges for such legal services amounted to $102,877 for the three months ended December 31, 2003 and none in 2002, respectively. Amounts due this shareholder amounted to $52,877 at December 31, 2003 and are included in accounts payable and accrued expenses.

Two directors provide marketing and business consulting services to the Company. The charges for such marketing and business consulting services amounted to $53,900 and $9,300 for the three months ended December 31, 2003 and 2002 respectively. The directors also provided consulting services that amounted to $20,000 and none for the three months ended December 31, 2003 and 2002, respectively. Amounts due these directors amounted to $63,200 and $9,300 at December 31, 2003 and 2002, respectively and are included in accounts payable and accrued expenses.

NOTE 6 -STOCK

Common Stock

At December 31, 2003, the Company had authorized 50,000,000 shares of Common Stock with no par value, of which 18,081,995 shares were issued and outstanding. Holders of Common Stock are entitled to one vote for each share held.

The common stock issuable of $263,686 at December 31, 2003 consists of: $214,450 of cash received in anticipation of issuing 4,057,800 shares of common stock (of which $100,264 was received during the three months ended September 30, 2003); $40,000 of services received in anticipation of issuing 800,000 shares of common stock and $9,236 of accounts payable to be settled through the issuance of 36,944 shares of common stock.

NOTE 7 - SUBSEQUENT EVENTS

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of debt for services rendered totaling $86,600, at an average price of $0.47 per share. These shares will be registered on Form S-8 at a convenient point in the future.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $285,500. For each dollar invested, investors received four shares of restricted common stock and three sets of 4 warrants: one set allowing the purchase of an additional share of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment. 1,042,000 units were sold such that there were 1,042,000 of each of the 3 different warrants issued to investors, along with 1,042,000 shares of restricted common stock. Of the warrants issued in this placement, 176,000 of the $0.50 round have been exercised, for cash, bringing the Company an additional $88,000. 4,000 of the $0.75 warrants have been exercised, creating 4,000 additional shares of stock for $3,000 in cash to the Company. These exercises were under the auspices of Rule 506 allowing for the issuance of restricted securities without registration.

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

SVC Financial Services Inc. (the "Company") is a development stage company. The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd. In November of 1998, Attache Holdings Ltd. became Consolidated Data, Inc.

The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractor's Directory") on April 17, 1997 via a stock for stock acquisition. From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry.

In March 1999 the Company purchased from DTEK, for 3,200,000 shares of its common stock, a software system, "YourBankOnline", which during fiscal 2000 was the primary focus and operation of the Company. The "YourBankOnline" software allowed the Company to provide to small to medium sized banking institutions the ability to offer state-of-the-art online banking capability to their customers. The Company abandoned its online banking business in October 2000, and in July 2002 sold the software back to DTEK for the return of 2,377,000 shares of its common stock plus a $20,000 promissory note.

The Company amended its Articles of Incorporation on October 31, 2000 from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was changed from "YBOL" to "SECU", and focused on encrypted signature verification as its primary business.

During February 2001, the Company abandoned its Secure Sign business and subsequently began searching for new business opportunities. In conjunction with this search, the Company sold its wholly owned subsidiary, Contractor's Directory, in the fiscal quarter ending September 30, 2003.

During March 2003, the Company implemented a one for twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares. The trading symbol of "SECU" was changed to "SCSN." Also during March 2003, the Company filed a Schedule 14C under Rule 14c-101 informing the shareholders of the Company that a majority of the shareholders had authorized the issuance of up to 25,000,000 shares (post-reverse stock split) of restricted common stock to acquire the company known as Pocketpass.com, Inc. as a wholly-owned subsidiary of the Company.

On October 1, 2003, the Company acquired all the outstanding shares of Pocketpass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock and changed its name to SVC Financial Services, Inc, and its trading symbol to "SVCX.". The acquisition has been accounted for as a reverse merger (recapitalization) with Pocketpass.com deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of Pockepass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger. The retained earnings of the accounting acquirer has been carried forward after the acquisition and Pocketpass.com's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

Pocketpass.com, Inc, is an internet payments company which has developed and is marketing the Pocketpass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit card. Pocketpass.com, Inc. was organized as a California corporation in August 1999 for this purpose.

QUARTER ENDED DECEMBER 31, 2003 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2002

Revenues

During the quarter ending December 31, 2003 the Company generated revenues of $8 and during the quarter ending December 31, 2002 the Company generated revenues of $2,894. Management expects that none of the Company's previous businesses will generate any revenues in future periods. Future revenue will come from products currently under development.

Expenses

Total expenses increased $193,016 from $178,249 during the quarter ended December 31, 2002 to $371,265 during quarter the ended December 31, 2003. The increase is primarily due to a $150,315 increase professional fees paid for product and business development and a $42,268 increase in marketing costs and a $33,600 increase financing fees.

Financing fees were $33,600 for the three months ended December 31, 2003, compared to $- for the three months ended December 31, 2002. Interest expense decreased $10,175 from $25,746 during the quarter ended December 31, 2002 to $15,571 during the quarter ended December 31, 2003 due to debt converted to equity.

Gain on extinguishment of debt increased $8,214 from $18,452 during the quarter ended December 31, 2002 to $26,666 during the quarter ended December 31, 2003.

The net loss increased $203,701 from $190,197 during the quarter ended December 31, 2002 to $393,898 during the quarter ended December 31, 2003.

Liquidity and Capital Resources

During the quarter ended December 31, 2003 net cash used by operating activities was $111,284 compared to cash used by operating activities of $139,948 during the quarter ended December 31, 2002.

During the quarter ended December 31, 2003 net cash used in investing activities was $26,500. By comparison, there was no cash used in investing activities for the quarter ended December 31, 2002.

There was a deficiency in net working capital of $1,941,950 at December 31, 2003 due to no current source of revenue and borrowing to keep the Company going.

Net losses of $393,898 were incurred for the quarter ending December 31, 2003 and $2,795,546 from inception through December 31, 2003.

The Company has not sustained positive earnings or cash flow and is required to incur significant expenses to be competitive. Consequently, the Company will require additional funds during the next two to six months to execute its strategy of acquiring new business opportunities. Additional financing may not be available on favorable terms or at all. If the Company cannot raise adequate funds to satisfy its capital requirements, the Company may have to limit its search for new business opportunities.

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of debt for services rendered totaling $86,600, at an average price of $0.47 per share. These shares will be registered on Form S-8 at a convenient point in the future.

On February 27, 2004, pursuant to agreements entered into in November and December of 2003, the company issued 4,800,000 shares of common stock. This issuance was pursuant to Section 4(2) and Rule 506, thereunder, and all shares were restricted.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $285,500. For each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of an additional shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment. 1,042,000 units were sold such that there were 1,042,000 of each of the 3 different warrants issued to investors, along with 1,042,000 shares of restricted common stock. Of the warrants issued in this placement, 176,000 of the $0.50 round have been exercised, for cash, bringing the Company an additional $88,000. 4,000 of the $0.75 warrants have been exercised, creating 4,000 additional shares of stock for $3,000 in cash to the Company. These exercises were under the ambit of Rule 506 allowing for the issuance of restricted securities without registration.

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

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $500,000 would be due and payable, in full, on February 28, 2005. The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share. Further, Transfaund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years. If the exercise is "cashless", then the exercise price will be $0.60 per share. If actual cash is paid upon exercise, then the exercise price will be $0.375 per share. All other terms and conditions of the Transfund note will remain as originally executed.

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

We cannot predict the extent to which investor interest in the Company will lead to future sales of equity securities to fund our current business plan. It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of other debt instruments. Therefore, in early 2004 we plan on seeking new capital through the issuance of additional shares of the Company, either through a public offering or private placement, at prices that have yet to be determined. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fee for these services.

Factors That May Affect Future Results Of Operations

In addition to the other information included in this Report, the following factors should be considered in evaluating the Company's business and future prospects:

Because the Company is a Development Stage Company and has a limited operating history, an investor in the Company's common stock must consider the risks and difficulties frequently encountered by early stage companies.

The Company cannot guarantee that it will succeed in achieving these goals, and there can be no assurance it will ever achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on the Company's limited operating history.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $2,807,443 since inception, had a net loss of $393,898 and a negative cash flow from operations of $111,284 for the quarter ended December 31, 2003, and has working capital deficiency of $1,941,950 and a stockholders' deficiency of $1,905,581 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Management is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows. However, there can be no assurances that management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations.

GENERAL

Following the successful merger between Pocket Pass and Secure Sign (October 1, 2003), the name of the company was changed to SVC Financial Services and offices were established in the heart of California's Silicon Valley.

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

A contract for the acquisition of XMLAuthor, Inc., a privately held software development company with headquarters in Draper, Utah and offices in Phoenix, Arizona. XMLAuthor is the developer of MediaForge, a powerful software authoring tool for building Multimedia applications, both stand-alone and Internet based. Internet based applications can run either embedded within a web page using the MediaForge Mirage technologies or in a standalone application.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On December 18, 2003 the Company filed a Form 8-K announcing that it had changed it auditors.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company does not know of any material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Item 2.    Changes in Securities

On October 1, 2003, the Company acquired all the outstanding shares of Pocketpass.com, Inc. in exchange for 16,092,744 restricted shares of its common stock. The acquisition has been accounted for as a reverse merger (recapitalization) with Pocketpass.com deemed to be the accounting acquirer.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Submission of Matters to a Vote of Security Holders

    None.

Item 5.    Other Information

    None.

Item 6.    Exhibits and Reports on Form 8K

Exhibits:

31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer
32.1	Section 1350 Certification of Chief Executive/Financial Officer

Reports on Form 8K:

         An 8K was filed on December 18, 2003 regarding the change in registrant's certifying accountant.

        An 8K was filed on October 14, 2004 regarding the completion of the acquisition of PocketPass.com, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVC FINANCIAL SERVICES, INC.

Date: November 23, 2004

/s/ Christopher Haigh

Christopher Haigh

Chief Executive and Financial Officer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Christopher Haigh, President, CFO and Director of SVC Financial Services, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of SVC Financial Services, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in SVC Financial Services, Inc.'s internal control over financial reporting that occurred during SVC Financial Services' fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, SVC Financial Services' internal control over financial reporting; and

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

Date: November 23, 2004	/s/ Christopher Haigh
Christopher Haigh, President, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CFO and Director

November 23, 2004