Form 10QSB/A
period 2003-12-31
SVC FINANCIAL SERVICES INC
filed 2005-03-28
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB/A

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

Common Stock, no par value 18,470,759

(Assuming issuance of all shares subscribed and paid for but not issued)

Preferred stock, no par value 0

Explanatory Note: This Amended Quarterly Statement is being filed to correct the accounting treatment of several items, the most significant of which are: stock-based compensation that was due the recipients at the close of the period but remained unrecorded, imputed interest expense on valuation of warrants related to debt and equity which had below-market rates at time of issuance, and beneficial conversion features of debt. The impact of these changes was to increase employment expenses for the period by approximately $123,000 and interest expense by approximately $343,000.  An additional $346,000 of interest was capitalized and will be amortized in future periods over the life of the warrants.  Compared to the original filing, losses therefore increased $429,000 for the three months ended December 31, 2003 and increased $619,000 for the period Inception (August 23, 1999) to date.  Also, compared to the original filing, total liabilities at December 31, 2003 decreased $344,000, common stock increased $931,000 and deficit accumulated during the development stage increased $592,000

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

•

Condensed Consolidated Balance Sheet as of December 31, 2003 (unaudited)

•

Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 (unaudited)

•

Condensed Consolidated Statements of Cash Flow for the three months ended December 31, 2003 and 2002 (unaudited)

•

Statements of Changes in Stockholder's Deficiency (unaudited)

•

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SVC FINANCIAL SERVICES INC.
(A DEVELOPMENT STAGE ENTERPRISE) (Successor to Secure Sign, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 31, 2003 and 2002

TABLE OF CONTENTS

Condensed Consolidated Balance Sheet as of December 31, 2003 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 (unaudited)

Statements of Changes in Stockholder's Deficiency (unaudited)

Condensed Consolidated Statements of Cash Flow for the three months ended December 31, 2003 and 2002 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Balance Sheets

As of December 31, 2003 and September 30, 2003

	December 31, 2003	September 30, 2003
Assets	(unaudited)	(audited)
Current Assets
Cash	$47,010	$59,559
Interest receivable on related party receivable	-	3,903
Receivable from related party	-	35,000
Total Current Assets	47,010	98,462

Property and Equipment
Cost	79,790	77,290
Accumulated depreciation and amortization	(77,426)	(77,290)
Net Property and Equipment	2,364	-

Other Assets
Work in progress - software	34,000	10,000
Total Other Assets	34,000	10,000

Total Assets	$83,374	$108,462

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$476,104	$114,995
Accrued interest on related party notes payable	261,891	246,445
Notes payable to related parties	912,102	1,035,699
Total Current Liabilities	1,650,097	1,397,139

Stockholders' Deficiency
Common Stock, no par value, 50,000,000 shares authorized,
18,470,759 and 16,092,744 shares issued and outstanding
at December 31, 2003 and September 30, 2003	1,568,903	1,288,187
Common stock issuable - 4,894,744 shares	263,686	-
Deficit accumulated during the development stage	(3,399,312)	(2,576,864)
Total Stockholders' Deficiency	(1,566,723)	(1,288,677)

Total Liabilities and Stockholders' Deficiency	$83,374	$108,462

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Operations

For the Three Months Ended December 31, 2003 and 2002,

And for the period from Inception (August 23, 1999) to December 31, 2003

			Inception
	Three months ended December 31,		(August 23, 1999) to
	2003	2002	December 31, 2003
	(unaudited)	(unaudited)	(unaudited)
Revenues	$8	$2,894	$50,010
Cost of Goods Sold	(136)	(8,954)	(37,440)
Gross Profit	(128)	(6,060)	12,570

Expenses:
Salaries	113,033	35,475	848,626
Stock-based compensation	122,950	-	122,950
Professional fees	220,192	93,542	907,287
Facilities	8,898	25,497	217,046
Marketing	7,500	2,732	46,148
Administrative expenses	16,778	14,463	495,595
Depreciation and amortization	136	6,540	68,486
Total Expenses	489,487	178,249	2,706,138

Net loss from operations	(489,615)	(184,309)	(2,693,568)

Other (Income) Expense:
Interest expense	(358,499)	(25,746)	(763,468)
Financing fees	(1,000)	-	(51,175)
Gain on extinguishment of debt	26,666	18,452	76,755
Interest income	-	1,406	5,130
Total Other (Income) Expense	(332,833)	(5,888)	(732,758)

Net loss before minority interest in net loss of subsidiary	(822,448)	(190,197)	(3,426,326)

Minority interest in net loss of subsidiary	-	-	27,014

Net Loss	$(822,448)	$(190,197)	$(3,399,312)

Basic and diluted loss per common share	$(0.04)	$(0.01)	$(0.17)
Weighted average shares outstanding, basic and diluted	21,409,249	16,092,744	20,433,164

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2003 and 2002,

And for the Period from Inception (August 23, 1999) to December 31, 2003

			Inception
	Three months ended		(August 23, 1999)
	December 31,		to December 31,
	2003	2002	2003

Cash flows from operating activities
Net loss	$(822,448)	$(190,197)	$(3,399,312)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	136	6,540	77,426
Bad debt expense	5,000	-	5,000
Warrant valuation and amortization	343,038	-	361,949
Issuance of common stock for services	122,950	1,069	133,531
Common stock issuable for services	-	-	40,000
Loss on disposal of fixed assets	-	-	10,712
Gain on extinguishment of debt	(26,666)	(18,452)	(50,089)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	-	5,626	-
Increase in accounts payable	254,680	50,653	397,834
Net cash used in operating activities	(123,310)	(144,761)	(2,422,949)

Cash flows from investing activities
Software under development	(24,000)	-	(34,000)
Purchase of fixed assets	(2,500)	-	(90,502)
Net cash used in investing activities	(26,500)	-	(124,502)

Cash flows from financing activities:
Borrowings on related party notes payable	5,000	-	1,258,500
Increase in accrued interest payable	15,361	5,780	261,891
Stock issuance costs	(32,600)	-	(32,600)
Proceeds from issuance of common stock	-	-	892,220
Common stock issuable	149,500	-	214,450
Net cash provided by financing activities	137,261	5,780	2,594,461

Increase (Decrease) in cash	(12,549)	(138,981)	47,010

Cash at beginning of period	59,559	198,540	-
Cash at end of period	$47,010	$59,559	$47,010

Non Cash Financing and Investing Activities:
Common stock issuable in settlement of accounts payable	$56,283	$-	$64,376
Assumption of net liabilities in connection with reverse merger	$171,583	$-	$171,583

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Changes in Shareholders’ Deficiency

For the Period From Inception (August 23, 1999) to December 31, 2003

	Common Stock		Common Stock	Accumulated	Total Shareholders' Equity
	Shares	Amount	Issuable	Deficiency	(Deficiency)
Common stock issued	13,369,236	$718,432	$-	$-	$718,432
Net loss for the year ended September 30, 1999	-	-	-	(113,449)	(113,449)

Balance at September 30, 1999	13,369,236	718,432	-	(113,449)	604,983

Common stock issued	2,299,015	184,538	-	-	184,538
Net loss for the year ended September 30, 2000	-	-	-	(1,014,257)	(1,014,257)

Balance at September 30, 2000	15,938,251	902,970	-	(1,127,706)	(224,736)

Common stock issued	141,128	377,124	-	-	377,124
Net loss for the year ended September 30, 2001	-	-	-	(376,761)	(376,761)

Balance at September 30, 2001	16,079,379	1,280,094	-	(1,504,467)	(234,733)

Net loss for the year ended September 30, 2002	-	-	-	(532,793)	(532,793)
Common stock issued for services	13,365	8,093	-	-	8,093
Equity adjustment from disposal of subsidiary	-	-	-	27,014	27,014

Balance at September 30, 2002	16,092,744	1,288,187	-	(2,010,246)	(722,059)

Net loss for the year ended September 30, 2003	-	-	-	(566,618)	(566,618)

Balance at September 30, 2003	16,092,744	1,288,187	-	(2,576,864)	(1,288,677)

Reverse merger adjustment	1,989,251	(171,583)	-	-	(171,583)
Valuation of warrants issued	-	361,949	-	-	361,949
Stock-based compensation	138,889	66,667	-	-	66,667
Common stock issuable	-	-	263,686	-	263,686
Issuance costs	-	(32,600)	-	-	(32,600)
Common stock issued for services	249,875	56,283	-	-	56,283
Net loss for the three months ended December 31, 2003	-	-	-	(822,448)	(822,448)

Balance at December 31, 2003	18,470,759	$1,568,903	$263,686	$(3,399,312)	$(1,566,723)

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

December 31, 2003

1.

Nature of Operations

SVC Financial Services, Inc.  (the "Company" or "SVC"), formerly Secure Sign, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado.  Contractor's Directory, Inc. was purchased on April 17, 1999 in a stock for stock transaction exchange.  In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.  The Company is still in the development stage.

On October 1, 2003, the Company acquired all the outstanding shares of PocketPass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock.  The acquisition has been accounted for as a reverse merger (recapitalization) with PocketPass.com deemed to be the accounting acquirer.  Accordingly, the historical financial statements presented herein are those of PocketPass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition and PocketPass.com's basis of its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of the accounting acquirer.

SVC is a transaction management company that provides integrated financial services and value-added software for accelerating sales.  SVC has pioneered a scalable, integrated media and transaction management solution, the Mazarin Media Platform, that provides rapid application delivery for any size organization.  SVC enables its customers to deliver smart applications that inspire consumers to make immediate, informed decisions.  SVC solutions have a broad range of applicability and provide tremendous value to the music and entertainment, political, non-profit, research and testing, and corporate and consumer marketing areas.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development and has not recorded any significant revenue.  Accordingly, the Company is in the development stage, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development State Enterprises."

2.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of September 30, 2003 included in the Company’s annual report Form 10-KSB and the information included in Form 8-K/A, dated October 1, 2004, regarding the PocketPass.com, Inc. financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of SVC Financial Services, Inc., and its wholly owned subsidiary, PocketPass.com Inc.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Advertising

Advertising costs are expensed in the year incurred.  There were no advertising expenses for the three months ended December 31, 2003 and 2002.

Fixed Assets

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

Depreciation is computed using the straight-line and over the following estimated useful lives:

Computers and software	3 years

Furniture and Fixtures	5 to 7 years

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share.  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potentially dilutive securities were not included in the calculation of loss per share for the periods ended December 31, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the quarters and period ended December 31, 2003 and 2002.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities.  They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change.  Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.  The Company has recorded a full allowance against its deferred tax assets due to uncertainty regarding their ultimate realization.

Capitalized Software Costs

The Company accounts for the development cost of software in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use.  The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period.  Accordingly, the Company did not capitalize any development costs in 2004 or 2003.  The Company capitalizes software acquired through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at December 31, 2003 and 2002.

Estimates

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the quarters and period ended December 31, 2003 and 2002.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB   Interpretation   46 ("FIN 46"), "Consolidation of Variable Interest Entities."  FIN 46 clarifies the application of Accounting Research Bulletin 51,  "Consolidated  Financial  Statements",  for certain  entities that do not have  sufficient  equity at risk for the entity to finance its activities  without additional  subordinated  financial support from other parties or in which equity investors do not have the  characteristics of a controlling financial interest ("variable interest entities").  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

In April 2003, the FASB issued  Statement No. 149,  "Accounting for Amendment of Statement 133 on Derivative  Instruments and Hedging  Activities,"  which amends and clarifies  financial  accounting and reporting for  derivative  instruments, including  certain  derivative  instruments  embedded in other contracts and for hedging  activities  under FASB  Statement No. 133,  "Accounting  for Derivative Instruments and Hedging  Activities."  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  The adoption of Statement 149 did not have any effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  Statement  No. 150 requires  that  certain  financial  instruments,  which under previous  guidance were  accounted  for as equity,  must now be accounted for as liabilities.  Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The Company adopted Statement No. 150 on June 1, 2003.  The adoption of Statement No. 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R").  FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We adopted FAS 123R effective with the year ended September 30, 2004.  With the adoption of this new statement, we will have to recognize substantially more compensation expense.  This will have a material adverse impact on our financial position and results of operations.

3.

Acquisition

On October 1, 2003, the Company acquired all the outstanding shares of PocketPass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock and changed its name to SVC Financial Services, Inc.  The acquisition has been accounted for as a reverse merger (recapitalization) with PocketPass.com deemed to be the accounting acquirer.  Accordingly, the historical financial statements presented herein are those of PocketPass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger.  The retained earnings of the accounting acquirer have been carried forward after the acquisition and PocketPass.com's basis of its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of the accounting acquirer.

4.

Related Party Transactions

A major shareholder provides legal services to the Company.  The charges for such legal services amounted to $102,877 and $0 for the three months ended December 31, 2003 and 2002 respectively.  Amounts due this shareholder amounted to $52,877 at December 31, 2003, and are included in accounts payable and accrued expenses.

A director provides marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $53,900 and $9,300 for the three months ended December 31, 2003 and 2002, respectively.  The director also provided consulting services that amounted to $20,000 and $0 for the three months ended December 31, 2003 and 2002, respectively.  Amounts due this director amounted to $63,200 and $9,300 at December 31, 2003 and 2002, respectively and are included in accounts payable and accrued expenses.

5.

Fixed Assets

Property, plant and equipment consist of the following as of December 31, 2003:

	December 31, 2003	September 30, 2003
Computer equipment	$50,517	$48,017
Furniture and fixtures	2,078	27,195
Software	27,195	2,078

	79,790	77,290

Less accumulated depreciation and amortization	(77,426)	(77,290)

	$2,364	$-

Depreciation expense was $136 and $6,540 for the three months ended December 31, 2003 and 2002, respectively.

Work in progress consisted of $34,000 of payments for the development of software as of December 31, 2003.  Estimated completion date is December 2004, and estimated cost at completion is $100,000.

6.    Notes Payable to Related Parties

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following at December 31, 2003:

	December 31, 2003	September 30, 2003
8% per annum convertible promissory notes due and payable on August 13, 2004. The notes are secured by substantially all of the assets of the Company.	$799,000	$799,000
10% per annum convertible promissory note due and payable on August 13, 2004. This note is secured by substantially all of the assets of the Company.	450,000	450,000
Payable to SVC (pre-merger)	-	114,186
Note due Chris Dieterich	5,000	-
Note due Lichter Weil	4,500	-

	1,258,500	1,363,186

Less imputed interest	(346,398)	(327,487)

	$912,102	$1,035,699

Subsequent to December 31, 2003 and after the acquisition of PocketPass (See Note 3):

(a) The holders of $590,000 of principal of the 8% promissory note (and $161,265 of accrued interest) converted their debt into 5,008,427 shares of common stock of SVC Financial Services, Inc. in February, 2004.  The remaining indebtedness of $218,500 was renegotiated in February, 2004, such that the due dates on this debt, plus accruing interest, were postponed until February, 2005.

(b) The holder of the 10% note ($450,000 above, $537,625 at date of renegotiation) agreed to a conversion price, at the holders' election, of $0.75 per share.  That holder received an additional 1,000,000 warrants, with 2 exercise prices, dependent upon payment type, of either $0.375 if cash, or $0.60 if "in kind" securities were exchanged.  The term of the warrants is 3 years, commencing April 30, 2004.

7.

Stock Option Plan

On December 8, 1999 the Company adopted the 1999 Stock Option Plan (the "Plan"), which provided for the issuance of options to employees, officers, directors and consultants to purchase up to 5,000,000 shares of common stock.

The Company assumed from PocketPass.com, Inc. 333,290 options at the date of merger that have a weighed average exercise price of $0.04 and expire in varying amounts through 2010.  The Company estimates that the fair value of options granted is nominal based upon the lack of marketability of Company shares, the significant operating losses since inception and its development stage enterprise status.

The Company assumed from PocketPass.com, Inc. 6,770,000 warrants at date of merger which have a weighed average exercise price of $.10 and expire in varying amounts through 2009.  The Company estimates that the fair value of all warrants granted at the grant date is nominal based upon the lack of marketability of Company shares, the significant operating losses since inception, the lack of comparison to a market price of public company stock for which these warrants could be exchanged or exercised, and its development stage enterprise status.

8.

Equity Transactions

The Company issued common stock to individuals and companies in lieu of cash compensation during the periods ended December 31, 2003.  There were no common stock issuances during the three months ended December 31, 2002.

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

Transactions during the period ended December 31, 2003

During the three months ended December 31, 2003, the Company issued 249,875 shares of common stock in exchange for services valued at $56,283.

During the three months ended December 31, 2003, the Company issued 138,899 shares of common stock in lieu of $66,667 compensation to an officer of the Company.

9.    Litigation and Contingencies

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.  The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

10.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $3,399,312since inception, had a net loss of $822,448 and a negative cash flow from operations of $123,310 for the three month ended December 31, 2003, and has working capital and stockholder's deficiencies of $1,603,092 and $1,566,723, respectively, as of December 31, 2003.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

11.

Subsequent Events

Various notes with due dates in January and February 2005 have been extended to March 28, 2005 at which time it is the holders intention to convert the notes to common shares at $.30 per share.

During February 2004 shares totaling 5,008,427 were issued in settlement of $590,000 of debt and $161,265 of accrued interest.

On February 27, 2004, pursuant to agreements entered into in November and December of 2003, the Company issued 4,800,000 shares of common stock of which 4,000,000 shares were included in Commons Stock Issuable for $200,000 at the year ended September 30, 2003 and 800,000 shares were for settlement of $40,000 of accounts payable related to services in a prior quarter.  This issuance was pursuant to Section 4(2) and Rule 506, thereunder, and all shares were restricted.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $233,500 which consisted of 720,000 shares for $180,000 in cash and 134,000 shares in settlement of $33,500 of debt and 80,000 shares in settlement of $20,000 of accounts payable.  For each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of an shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment.  1,042,000 units were sold such that there were 1,042,000 of each of the 3 different warrants issued to investors, for a total of 3,126,000 warrants, along with 1,042,000 shares of restricted common stock.

Of the 1,042,000 shares, 720,000 were issued for cash and 214,000 were issued in settlement of debt and the remaining 108,000 shares were not issued until the following quarter.

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of accounts payable for services rendered totaling $86,600, at an average price of $0.47 per share.  These shares will be registered on Form S-8 at a convenient point in the future.

On February 28, 2004, the Company entered into an operating lease for its office space in San Francisco expiring in February 28, 2006 requiring future minimum lease payments of $9,968, $14,952 and $6,230 in the years ending September 30, 2004, 2005 and 2006 respectively.

In late March, 2004, the Company entered into an agreement with "XML Author", a corporation, to develop software for the Company’s internal use.

On April 23, 2004, the Company issued 250,000 shares of its restricted common stock to Girac Investments in settlement of $37,500 of accounts payable.  These shares were valued at $0.30 per share and were issued under Rule 506 to an accredited investor.

During April 2004 warrants totaling 40,000 shares from the February 28, 2004 round of funding were exercised at $0.50 per share in settlement of $20,000 of debt.

During April 2004 shares totaling 108,000 shares from the February 28, 2004 round of funding were issued at $0.25 per share in settlement of $27,000 of debt.

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $450,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note remain as originally executed.  The value of the warrants was calculated to be $353,801 using the Black-Scholes method and is being amortized over the life of the warrants.

During May 2004 warrants totaling 100,000 shares from the February 28, 2004 round of funding were exercised for cash at $0.50 and $0.75 per share bringing the Company $51,000.

During May and June 2004, an additional $90,000 was raised via private placement.  Each investor in this placement acquired, for $0.50, one share of stock and 2 warrants (for a total of 360,000 warrants), one allowing for exercise within 6 months of investment at $0.75 per share and the other allowing for exercise within 12 months at a price of $1.00 per share.  180,000 shares were issued under this placement of which 150,000 shares were issued in May for cash of $75,000, 14,000 shares were issued in June for cash of $7,000 and 16,000 were issued in June in settlement of debt of $8,000.

During July and August 2004, 20,000 shares were issued at $0.50 per share in settlement of $10,000 of debt and 18,667 shares were issued at $.32 for cash.

On July 16, 2004, the Company concluded a placement with existing accredited investors of $150,000 for convertible debentures.  These debentures may be converted into common stock of the Company, at the election of the holders, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investors to warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $0.30 per share, for a total of $150,000.  The warrants have an exercise period of three years.

During October 2004, an additional $15,000 was raised from an existing accredited investor via convertible debentures payable January 28, 2005, bearing 8% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investor to warrants to purchase an additional 83,333 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

During November 2004 an additional $50,000 was raised via private placement.  The investor in this placement acquired, for $0.30, one share of stock and 1 warrant allowing for exercise within 9 months of investment at $0.30 per share.  166,666 shares were issued under this placement.

Also during November 2004, an additional $50,000 was raised from existing accredited investors via convertible debentures payable March 21, 2005, bearing 8% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investor to warrants to purchase an additional 166,666 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ration of $.233 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of March 7, 2005 the entire credit facility has been drawn down.

The Company announced on February 1, 2005 that Grant Bettingen, Inc., a highly respected investment bank focused on growth companies, has agreed to provide SVC investment banking, market-making and other services to the Company as it executes on its plan to be the market and technology leader in electronic and wireless payment systems, digital rights management and pre-paid stored-value cards.

During March 2005, an additional $50,000 was raised from existing accredited investors via convertible debentures payable June 30, 2005, bearing 8% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investor to warrants to purchase an additional 166,666 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

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

SVC Financial Services Inc. (the "Company") is a development stage company.   The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd .   In November of 1998, Attache Holdings Ltd. became Consolidated Data, Inc.

The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractor's Directory") on April 17, 1997 via a stock for stock acquisition .   From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry .   This included development of "contractors-directory.com" .   Use of Contractor's Directory allows public information to be downloaded, via the Internet, and reformatted for ease of use by contractors and suppliers .   This includes credit and building permit information .   Contractor's Directory is a wholly-owned subsidiary of the Company.

However, the Company is no longer marketing the Contractor's Directory business and is evaluating its options with regard to continuing this line of its business.   Consequently, management expects the revenue and cash-flow related to Contractors Directory to be nominal, if any, during future periods.

In March 1999 the Company purchased from DTEK, for 3,200,000 shares of its common stock, a software system, "YourBankOnline", which during fiscal 2000 was the primary focus and operation of the Company .   The "YourBankOnline" software allowed the Company to provide to small to medium banking institutions the ability to offer state-of-the-art online banking capability to their customers .   The Company abandoned its online banking business in October 2000, and in July 2002 sold the software back to DTEK for the return of 2,377,000 shares of its common stock plus a $20,000 promissory note.

The Company amended its Articles of Incorporation on October 31, 2000 from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was changed from "YBOL" to "SECU".

The Company then announced on December 5, 2000 that it had completed the first development phase of its demonstration project for providing digital signature capability for physicians writing drug prescriptions for their patients .   The demonstration project ("IDRX") was aimed at providing a simple and seamless method for medical doctors authenticating and encrypting e-mail prescriptions through the use of digital signatures, using a protocol known as public key infrastructure ("PKI").  Participants in the demonstration project included Group Telecom of Canada; its technology services subsidiary, GT Group Telecom Services Corporation; Pat Reynolds, who once designed the medical billing payments system for the physician community of British Columbia, Canada; and Joe Vincent, prominent Mount Vernon, Washington pharmacist active with the Washington Board of Pharmacy.

On October 4, 2000, Pakie V. Plastino resigned as an officer and director and Joseph Vincent was elected as President, Patrick Reynolds as Vice President, and Randy Brasmer as Secretary/Treasure r.  Pakie V. Plastino continued on as a consultant to the Company.

On February 4, 2001, Joseph Vincent, Patrick Reynolds and Randy Brasmer resigned.   William Doehne then was elected as President and Coya Cady was elected as Secretary/Treasurer for the remainder of fiscal year 2001 and for fiscal years 2002 and 2003.

During February 2001, the Company abandoned its Secure Sign business and subsequently began searching for new business opportunities.   In conjunction with this search, the Company sold its wholly owned subsidiary, Contractor's Directory, Inc., in the fiscal quarter ending September 30, 2003.

During March 2003, the Company implemented a one for twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares.   The trading symbol of "SECU" was changed to "SCSN" and the stock is currently being ~~traded~~  quoted on the "pink sheets".

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

On October 1, 2003, the Company acquired all the outstanding shares of PocketPass.com, Inc. in exchange for 16,092,744 (according to Note 3 of review notes) restricted shares of its common stock.   The acquisition has been accounted for as a reverse merger (recapitalization) with PocketPass.com deemed to be the accounting acquirer.  Accordingly, the historical financial statements presented herein are those of PocketPass.com, and as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value and those of SVC (the legal acquirer) since the merger.   The retained earnings of the accounting acquirer ~~has~~ have been carried forward after the acquisition.  Also, PocketPass.com's basis of its assets and liabilities were carried over in the recapitalization.  Operations prior to the business combination are those of the accounting acquirer.

PocketPass.com, Inc, is an internet payments company which has developed and is marketing the PocketPass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit card.   PocketPass.com, Inc. was organized as a California corporation in September 1999 for this purpose.

The acquisition was completed on October 1, 2003.  Secure Sign, Inc. then changed its corporate name to SVC Financial Services, Inc., and ~~trades~~  is quoted on the "Pink Sheets" as SVCX.   16,092,744 shares were issued in exchange for then-outstanding PocketPass securities.

QUARTER ENDED DECEMBER 31, 2003 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2002

Revenues

During the quarter ending December 31, 2003 the Company generated revenues of $8 and during the quarter ending December 31, 2002 the Company generated revenues of $2,894, a 100% decrease.   Management expects that none of the Company's previous businesses will generate any revenues in future periods.  Future revenue will come from products currently under development

Expenses

Total operating expenses increased $311,238 (175%) from $178,249 during the quarter ended December 31, 2002 to $489,487 during quarter the ended December 31, 2003 .   The increase is primarily due to a $77,558 (219%) increase in salaries, a $122,950 increase in stock based compensation for contractors and vendors, and a $ 126,650 ( 135%) increase in professional fees paid for product and business development, including a $99,076 increase in legal fees, a $4,768 (175%) increase in marketing costs , offset by a $16,599 (65%) decrease in facilities expense primarily due to a 100% decrease in online service expense and a $6,404 (98%) decrease in depreciation and amortization expense due to most of the fixed assets having become fully depreciated .

Interest expense increased $332,753 (1,292%) from $25,746 during the quarter ended December 31, 2002 to $358,499 during the quarter ended December 31, 2003 due primarily to amortization of the value of warrants, as calculated using the Black Scholes method.

Gain on extinguishment of debt increased $8,214 (45%) from $18,452 during the quarter ended December 31, 2002 to $26,666 during the quarter ended December 31, 2003.

The net loss increased $632,251, (332%) from $190,197 during the quarter ended December 31, 2002 to $822,448 during the quarter ended December 31, 2003.

Liquidity and Capital Resources

During the quarter ended December 31, 2003 net cash used by operating activities was $123,310 compared to cash used by operating activities of $144,761 during the quarter ended December 31, 2002.

During the quarter ended December 31, 2003 net cash used in investing activities was $26,500, primarily for software under development.  By comparison, there was no cash used in investing activities for the quarter ended December 31, 2002.

Cash generated by financing activities was $137,261 for the three months ended December 31, 2003, primarily from issuance of common stock, compared to $5,780 for the three months ended December 31, 2002.

There was a deficiency in net working capital of $ 1,603,087 at December 31, 2003 due to no current source of revenue and borrowing to keep the Company going.

Net losses of $822,448 were incurred for the quarter ending December 31, 2003 and $3,399,312 from inception through December 31, 2003.

The Company has not sustained positive earnings or cash flow and will incur significant expenses in the future to be competitive.   Consequently, the Company will require additional funds during the next two to six months to execute its strategy of acquiring new business opportunities.   Additional financing may not be available on favorable terms or at all.   If the Company cannot raise adequate funds to satisfy its capital requirements, the Company may have to limit its search for new business opportunities.

Various notes with due dates in January and February 2005 have been extended to March 28, 2005.

During February 2004 shares totaling 5,008,427 were issued in settlement of $590,000 of debt and $161,265 of accrued interest.

On February 27, 2004, pursuant to agreements entered into in November and December of 2003, the Company issued 4,800,000 shares of common stock of which 4,000,000 shares were included in Commons Stock Issuable for $200,000 at the year ended September 30, 2003 and 800,000 shares were for settlement of $40,000 of accounts payable related to services in a prior quarter.  This issuance was pursuant to Section 4(2) and Rule 506, thereunder, and all shares were restricted.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $233,500 which consisted of 720,000 shares for $180,000 in cash and 134,000 shares in settlement of $33,500 of debt and 80,000 shares in settlement of $20,000 of accounts payable.  For each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of an shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment.  1,042,000 units were sold such that there were 1,042,000 of each of the 3 different warrants issued to investors, for a total of 3,126,000 warrants, along with 1,042,000 shares of restricted common stock.

Of the 1,042,000 shares, 720,000 were issued for cash and 214,000 were issued in settlement of debt and the remaining 108,000 shares were not issued until the following quarter.

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of accounts payable for services rendered totaling $86,600, at an average price of $0.47 per share.  These shares will be registered on Form S-8 at a convenient point in the future.

On February 28, 2004, the Company entered into an operating lease for its office space in San Francisco expiring in February 28, 2006 requiring future minimum lease payments of $9,968, $14,952 and $6,230 in the years ending September 30, 2004, 2005 and 2006 respectively.

In late March, 2004, the Company entered into an agreement with "XML Author", a corporation, to develop software for the Company’s internal use.

On April 23, 2004, the Company issued 250,000 shares of its restricted common stock to Girac Investments in settlement of $37,500 of accounts payable.  These shares were valued at $0.30 per share and were issued under Rule 506 to an accredited investor.

During April 2004 warrants totaling 40,000 shares from the February 28, 2004 round of funding were exercised at $0.50 per share in settlement of $20,000 of debt.

During April 2004 shares totaling 108,000 shares from the February 28, 2004 round of funding were issued at $0.25 per share in settlement of $27,000 of debt.

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $450,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note remain as originally executed.  The value of the warrants was calculated to be $353,801 using the Black-Scholes method and is being amortized over the life of the warrants.

During May 2004 warrants totaling 100,000 shares from the February 28, 2004 round of funding were exercised for cash at $0.50 and $0.75 per share bringing the Company $51,000.

During May and June 2004, an additional $90,000 was raised via private placement.  Each investor in this placement acquired, for $0.50, one share of stock and 2 warrants (for a total of 360,000 warrants), one allowing for exercise within 6 months of investment at $0.75 per share and the other allowing for exercise within 12 months at a price of $1.00 per share.  180,000 shares were issued under this placement of which 150,000 shares were issued in May for cash of $75,000, 14,000 shares were issued in June for cash of $7,000 and 16,000 were issued in June in settlement of debt of $8,000.

During July and August 2004, 20,000 shares were issued at $0.50 per share in settlement of $10,000 of debt and 18,667 shares were issued at $.32 for cash.

On July 16, 2004, the Company concluded a placement with existing accredited investors of $150,000 for convertible debentures.  These debentures may be converted into common stock of the Company, at the election of the holders, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investors to warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $0.30 per share, for a total of $150,000.  The warrants have an exercise period of three years.

During October 2004, an additional $15,000 was raised from an existing accredited investor via convertible debentures payable January 28, 2005, bearing 8% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investor to warrants to purchase an additional 83,333 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

During November 2004 an additional $50,000 was raised via private placement.  The investor in this placement acquired, for $0.30, one share of stock and 1 warrant allowing for exercise within 9 months of investment at $0.30 per share.  166,666 shares were issued under this placement.

Also during November 2004, an additional $50,000 was raised from existing accredited investors via convertible debentures payable March 21, 2005, bearing 8% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investor to warrants to purchase an additional 166,666 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ration of $.233 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of March 7, 2005 the entire credit facility has been drawn down.

The Company announced on February 1, 2005 that Grant Bettingen, Inc., a highly respected investment bank focused on growth companies, has agreed to provide SVC investment banking, market-making and other services to the Company as it executes on its plan to be the market and technology leader in electronic and wireless payment systems, digital rights management and pre-paid stored-value cards.

During March 2005, an additional $50,000 was raised from existing accredited investors via convertible debentures payable June 30, 2005, bearing 8% interest. These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investor to warrants to purchase an additional 166,666 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

We cannot predict the extent of investor interest in the Company, which will lead to future sales of equity securities to fund our current business objectives.  It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of debt instruments.  Therefore, in early 2005 we plan to seek new capital through the issuance of additional shares of the Company, either through a public offering or private placement, at prices that have yet to be determined.  Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fees for these services.

Factors That May Affect Future Results Of Operations

In addition to the other information included in this Report, the following factors should be considered in evaluating the Company’s business and future prospects:

Because the Company is a Development Stage Company and has a limited operating history, an investor in the Company’s common stock must consider the risks and difficulties frequently encountered by early stage companies.

 The Company cannot guarantee that it will succeed in achieving these goals, and there can be no assurance it will ever achieve or sustain profitability.   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on the Company’s limited operating history.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $3,399,312since inception, had a net loss of $822,448 and a negative cash flow from operations of $123,310 for the three month ended December 31, 2003, and has working capital and stockholder's deficiencies of $1,603, ~~092~~  087 and $1,566,723, respectively, as of December 31, 2003.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.   Senior management is actively seeking to raise additional capital.  The Company has been able to raise additional capital in the past.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

GENERAL

Following the successful merger between PocketPass and Secure Sign (October 1, 2003), the name of the company was changed to SVC Financial Services and offices were established in the heart of California's Silicon Valley.

SVC's background was in developing a micro-payment product for Internet purchases; however we determined that a larger and more profitable market was possible if the company transitioned to a full service Internet transaction company.   One of the main challenges with that strategy was that the internet transaction business has become something of a commodity business in the last 2-3 years, with price being the main driving force.

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

In addition to the serving the entertainment industry, SVC has recently entered the political arena by creating a unique application called IPP (Interactive Political Profile).   This application allows a rich media message to be placed directly on a voter's desktop, offering a real opportunity for real time polling and real time messaging to the voter.   This product is particularly attractive to the political area right now because of the McCain - Feingold Bill that recently passed and becomes law this year.   Of particular interest at this time is SVC's push into the "un-banked" market with an innovative and unique solution using Mobile Technology.

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

A proposal to acquire XMLAuthor, Inc., a privately held software development company with headquarters in Draper, Utah and offices in Phoenix, Arizona.   XMLAuthor is the developer of MediaForge, a powerful software authoring tool for building Multimedia applications, both stand-alone and Internet based.   Internet based applications can run either embedded within a web page using the MediaForge Mirage technologies or in a standalone application.

The launch of the Mazarin Media Platform.

The SVC Mazarin Media Platform is a rich media application generator that allows virtually any user to rapidly deliver browser-based applications.   Our solution platform integrates highly secure SVC Payment Services with the Mazarin application generator that delivers 'smart' applications for sales, marketing, research and promotional activities.   SVC payment Services also provides a unique, cost-effective peer-to-peer mobile solution for cash-based consumers such as teens, students and friends-and-family for local and international reimbursement and remittance transactions.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB   Interpretation   46 ("FIN 46"), "Consolidation of Variable Interest Entities."  FIN 46 clarifies the application of Accounting Research Bulletin 51,  "Consolidated  Financial  Statements",  for certain  entities that do not have  sufficient  equity at risk for the entity to finance its activities  without additional  subordinated  financial support from other parties or in which equity investors do not have the  characteristics of a controlling financial interest ("variable interest entities").  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

In April 2003, the FASB issued  Statement No. 149,  "Accounting for Amendment of Statement 133 on Derivative  Instruments and Hedging  Activities,"  which amends and clarifies  financial  accounting and reporting for  derivative  instruments, including  certain  derivative  instruments  embedded in other contracts and for hedging  activities  under FASB  Statement No. 133,  "Accounting  for Derivative Instruments and Hedging  Activities."  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  The adoption of Statement 149 did not have any effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  Statement No. 150 requires  that  certain  financial  instruments,  which under previous  guidance were  accounted  for as equity,  must now be accounted for as liabilities. Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The Company adopted Statement No. 150 on June 1, 2003.  The adoption of Statement No. 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R").  FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We adopted FAS 123R effective with the year ended September 30, 2004.  With the adoption of this new statement, we will have to recognize substantially more compensation expense.  This will have a material adverse impact on our financial position and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

The Company could not timely file its Quarterly Report Form 10-QSB for the three months ended

December 31, 2003 due to reasons that could not be eliminated without unreasonable effort or expense, namely lack of financial resources to hire adequate staffing. The Company hired a very experienced Chief Financial Officer on March 1, 2005 who is taking steps to ensure that all future filings are on a timely basis.

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

    On January 9, 2005, the Company filed a Form 8-K announcing that it had changed it auditors.

 (a) Previous independent accountants

     (i) Effective January 9, 2005, SVC Financial Services, Inc. ("Registrant", "SVC" or the "Company"), confirmed with its auditors, Weinberg & Co. ("Weinberg"), that the firm would no longer be representing the Registrant as its accountants.   As of that date, Registrant informed Weinberg that Weinberg was dismissed as the Registrant's accountants.

     (ii) Weinberg last reported on Registrant's financial statements as of August 17, 2004 (for the fiscal year ended September 30, 2003).   Registrant's financial statements for the past two years, as audited by Weinberg and Lichter, Weil & Associates, included independent auditor's reports containing explanatory paragraphs describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on January 9, 2005.

     (iv) During Registrant's two most recent fiscal years and the subsequent interim period through January 9, 2005, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Weinberg's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, Weinberg's reports on the Company's consolidated financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal year and the subsequent interim period through January 9, 2005, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During the previous two fiscal years and the subsequent interim period through January 9, 2005, Weinberg did advise Registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the previous two fiscal years and the subsequent interim period through January 9, 2005, Weinberg did not advise Registrant that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Weinberg unwilling to be associated with the financial statements prepared by management.

            (c)  During the previous two fiscal years and the subsequent interim period through January 9, 2005, Weinberg did advise Registrant that the scope of any audit needed to be expanded significantly and that more investigation was necessary.

            (d)  During the previous two fiscal years and the subsequent interim period through January 9, 2005, Weinberg did not advise Registrant that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (vi) The Registrant has requested that Weinberg furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.   A copy of such letter, dated January 21, 2005, is filed as Exhibit 16.1 to this Form 8-K.

     (b) New independent accountants

     The Registrant has engaged Pohl, McNabola, Berg & Company ("PMB") as its new independent accountant on January 9, 2005.   Prior to January 9, 2005 the Registrant had not consulted with PMB regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by PMB concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company does not know of any material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Item 2. Changes in Securities

On October 1, 2003, the Company acquired all the outstanding shares of PocketPass.com, Inc. in exchange for 21,103,037 restricted shares of its common stock.   The acquisition has been accounted for as a reverse merger (recapitalization) with PocketPass.com deemed to be the accounting acquirer.

During the three months ended December 31, 2003, the Company issued 249,875 shares of common stock in exchange for services valued at $56,283.

During the three months ended December 31, 2003, the Company issued 138,899 shares of common stock in lieu of $66,667 compensation to an officer of the Company.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8K

 Exhibits:

31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

         Reports on Form 8K:

         An 8K was filed on December 18, 2003 regarding the change in registrant’s certifying accountant.

         An 8K was filed on October 14, 2004 regarding the completion of the acquisition of PocketPass.com, Inc.

         On January 9, 2005, the Company filed a Form 8-K regarding the change in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVC FINANCIAL SERVICES, INC.

Date: March 28, 2005

/s/ Christopher Haigh

Christopher Haigh

Chief Executive Officer

/s/ Charles L. Nuzum

Charles L Nuzum

Chief Financial Officer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Christopher Haigh, President and Director of SVC Financial Services, Inc. ("Company"), certify that:

1.	I have reviewed this amended quarterly report on Form 10-QSB/A of SVC Financial Services, Inc.;
2.	Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amended quarterly report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: March 28, 2005	/s/ Christopher Haigh
Christopher Haigh, President, CFO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Charles L. Nuzum, Chief Financial Officer of SVC Financial Services, Inc. ("Company"), certify that:

1.	I have reviewed this amended amended quarterly report on Form 10-QSB/A of SVC Financial Services, Inc.;
2.	Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amended quarterly report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: March 28, 2005	/s/ Charles L. Nuzum
Charles L. Nuzum, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the amended quarterly Report of SVC Financial Services, Inc. on Form 10-QSB/A for the quarter ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CFO and Director

March 28, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the amended quarterly Report of SVC Financial Services, Inc. on Form 10-QSB/A for the quarter ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles L. Nuzum, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles L. Nuzum

Charles L. Nuzum

Chief Financial Officer

March 28, 2005