Form 10QSB
period 2004-03-31
SVC FINANCIAL SERVICES INC
filed 2005-03-29
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

Class Shares outstanding at March 31, 2004

---------------------------------------------------------------

Common Stock, no par value: 29,632,049

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

 Six Months Ended March 31, 2004 and 2003

TABLE OF CONTENTS

Consolidated Balance Sheet as of March 31, 2004 (unaudited)

Consolidated Statements of Operations for the three months and six months ended March 31, 2004 and 2003 and from inception (August 23, 1999) (unaudited)

Consolidated Statement of Cash Flow for the three months and six months ended March 31, 2004 and 2003 and from inception (August 23, 1999) (unaudited)

Statements of Changes in Stockholders' Deficiency (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Balance Sheets

As of March 31, 2004 and September 30, 2003

	March 31, 2004	September 30, 2003
Assets	(unaudited)	(audited)
Current Assets
Cash	$55,166	$59,559
Interest receivable on related party receivable	-	3,903
Receivable from related party	-	35,000
Prepaid expenses and other	1,292	-
Total Current Assets	56,458	98,462

Property and Equipment
Cost	82,317	77,290
Accumulated depreciation and amortization	(77,719)	(77,290)
Net Property and Equipment	4,598	-

Other Assets
Work in progress - software	75,000	10,000
Total Other Assets	75,000	10,000

Total Assets	$136,056	$108,462

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$388,748	$114,995
Accrued interest on related party notes payable	115,178	246,445
Notes payable to related parties	253,258	1,035,699
Total Current Liabilities	757,184	1,397,139

Stockholders' Deficiency
Common stock, no par value, 50,000,000 shares authorized,
29,632,049 and 16,092,744 shares issued and outstanding
at March 31, 2004, and September 30, 2003, respectively	3,562,954	1,288,187
Common stock issuable - 74,744 shares	18,686	-
Deficit accumulated during the development stage	(4,202,768)	(2,576,864)
Total Stockholders' Deficiency	(621,128)	(1,288,677)

Total Liabilities and Stockholders' Deficiency	$136,056	$108,462

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Operations

For the Three and Six Months Ended March 31, 2004 and 2003, and

For the Period from Inception (August 23, 1999) to March 31, 2004

					Inception
	Three months ended March 31,		Six months ended March 31,		(August 23, 1999) to
	2004	2003	2004	2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$-	$12,447	$8	$15,341	$50,010
Cost of Goods Sold	-	(6,193)	(136)	(15,147)	(37,440)
Gross Profit	-	6,254	(128)	194	12,570

Expenses:
Salaries	62,214	36,361	175,248	71,835	910,841
Stock-based compensation	177,022	-	299,972	-	299,972
Professional fees	32,216	62,729	252,407	156,271	939,502
Facilities	4,749	14,403	13,647	39,900	221,795
Marketing	10,600	8,733	18,100	11,465	56,748
Other	10,235	1,246	27,013	15,709	505,830
Depreciation and amortization	293	3,488	429	10,028	68,779
Total Expenses	297,329	126,960	786,816	305,208	3,003,467

Net loss from operations	(297,329)	(120,706)	(786,944)	(305,014)	(2,990,897)

Other (Income) Expense:
Interest expense	(506,127)	(25,547)	(864,626)	(51,293)	(1,269,595)
Financing fees	-	-	(1,000)	-	(51,175)
Gain on extinguishment of debt	-	-	26,666	18,452	76,755
Interest income	-	959	-	2,365	5,130
Total Other (Income) Expense	(506,127)	(24,588)	(838,960)	(30,476)	(1,238,885)

Net loss before minority interest in net loss of subsidiary	(803,456)	(145,294)	(1,625,904)	(335,490)	(4,229,782)

Minority interest in net loss of subsidiary	-	-	-	-	27,014

Net Loss	$(803,456)	$(145,294)	$(1,625,904)	$(335,490)	$(4,202,768)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.07)	$(0.02)	$(0.18)
Weighted average shares outstanding, basic and diluted	27,244,168	16,092,744	24,264,137	16,092,744	23,358,498

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (August 23, 1999) to March 31, 2004

	Common Stock		Common Stock	Accumulated	Total Shareholders' Equity
	Shares	Amount	Issuable	Deficiency	(Deficiency)
Common stock issued	13,639,236	$718,432	$-	$-	$718,432
Net loss for the year ended September 30, 1999	-	-	-	(113,449)	(113,449)

Balance at September 30, 1999	13,639,236	718,432		(113,449)

Common stock issued	2,299,015	184,538	-	-	184,538
Net loss for the year ended September 30, 2000	-	-	-	(1,014,257)	(1,014,257)

Balance at September 30, 2000	15,938,251	902,970		(1,127,706)

Common stock issued	141,128	377,124	-	-	377,124
Net loss for the year ended September 30, 2001	-	-	-	(376,761)	(376,761)

Balance at September 30, 2001	16,079,379	1,280,094		(1,504,467)

Net loss for the year ended September 30, 2002	-	-	-	(532,793)	(532,793)
Sale of common stock	13,365	8,093	-	-	8,093
Common stock issued for services	-	-	-	27,014	27,014
Equity adjustment from disposal of subsidiary

Balance at September 30, 2002	16,092,744	1,288,187		(2,010,246)	(722,059)

Net loss for the year ended September 30, 2003	-	-	-	(566,618)	(566,618)

Balance at September 30, 2003	16,092,744	1,288,187	-	(2,576,864)	(1,288,677)

Reverse merger adjustment	1,989,251	(171,583)	-	-	(171,583)
Common stock issued in settlement of accounts payable	1,063,928	146,600	-	-	146,600
Black-Scholes valuation of warrants	-	888,614	-	-	888,614
Stock-based compensation	222,222	106,667	-	-	106,667
Common stock issuable	4,000,000	200,000	18,686	-	218,686
Common stock issued in settlement of debt and accrued interest	5,142,427	784,764	-	-	784,764
Issuance costs	-	(53,600)	-	-	(53,600)
Sale of common stock	720,000	180,000	-	-	180,000
Common stock issued for services	401,477	193,305	-	-	193,305
Net loss for the year ended September 30, 2004	-	-	-	(1,625,904)	(1,625,904)

Balance at September 30, 2004	29,632,049	$3,562,954	$18,686	$(4,202,768)	$(621,128)

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2004 and 2003, and

For the Period from Inception (August 23, 1999) to March 31, 2004

			Inception
	Six Months Ended March 31,		(August 23, 1999) to
	2004	2003	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	$(1,625,904)	$(335,490)	$(4,202,768)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation & amortization	429	10,028	77,719
Bad debt expense	5,000	-	5,000
Warrant valuation & amortization	834,359	-	853,270
Issuance of common stock for services	299,972	1,069	310,553
Common stock issuable for services	-	-	40,000
Loss on disposal of fixed assets	-	-	10,712
Gain on extinguishment of debt	(26,666)	(18,452)	(50,089)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	(8,057)	-
(Increase) Decrease in prepaid expenses and other	(1,292)	9,754	(1,292)
Increase in accounts payable	328,110	49,557	471,264
Net cash used in operating activities	(185,992)	(291,591)	(2,485,631)

Cash flows from investing activities:
Software under development	(65,000)	(7,500)	(75,000)
Purchase of fixed assets	(5,027)	-	(93,029)
Net cash used in investing activities	(70,027)	(7,500)	(168,029)

Cash flows from financing activities:
Borrowings on related party notes payable	9,500	54,000	1,263,000
Increase in accrued interest payable	29,912	49,373	276,442
Stock issuance costs	(53,600)	-	(53,600)
Proceeds from issuance of common stock	265,814	-	1,158,034
Common stock issuable	-	-	64,950
Net cash provided by financing activities	251,626	103,373	2,708,826

Adjustment to Retained Earnings for disposal of subsidiary	-	-	-

Increase (Decrease) in cash	(4,393)	(195,718)	55,166

Cash at beginning of period	59,559	198,540	-

Cash at end of period	$55,166	$2,822	$55,166

Supplemental disclosure of non-cash activities:
Common stock issuable in settlement of accounts payable	$373,405	$-	$396,927
Common stock issuable in settlement of accrued interest	$161,265	$-	$161,265
Issuance of common shares in redemption of debt	$623,500	$-	$623,500
Assumption of liabilities in connection with merger	$171,583	$-	$171,583

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

March 31, 2004

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

Basis of Consolidation

The consolidated financial statements include the accounts of SVC Financial Services, Inc. and its wholly-owned subsidiary, PocketPass.com Inc.  All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Advertising

Advertising costs are expensed in the year incurred.  There were no advertising expenses for the six months ended March 31, 2004 or 2003.

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

Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share.  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potentially dilutive securities were not included in the calculation of loss per share for the periods ended March 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the quarters and period ended March 31, 2004 and 2003.

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

Capitalized Software Costs

The Company accounts for the development cost of software in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86").  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use.  The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period.  Accordingly, the Company did not capitalize any development costs in 2004 or 2003.  The Company capitalizes software acquired through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at March 31, 2004 and 2003.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the quarters and period ended March 31, 2004 and 2003.

Recent Accounting Pronouncements

In January 2003,   the FASB issued FASB   Interpretation   46 ("FIN 46"), "Consolidation of Variable Interest Entities."  FIN 46 clarifies the application of Accounting Research Bulletin 51,  "Consolidated  Financial  Statements",  for certain  entities that do not have  sufficient  equity at risk for the entity to finance its activities  without additional  subordinated  financial support from other parties or in which equity investors do not have the  characteristics of a controlling financial interest ("variable interest entities").  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

In April 2003, the FASB issued  Statement No. 149,  "Accounting for Amendment of Statement 133 on Derivative  Instruments and Hedging  Activities,"  which amends and clarifies  financial  accounting and reporting for  derivative  instruments, including  certain  derivative  instruments  embedded in other contracts and for hedging  activities  under FASB  Statement No. 133,  "Accounting  for Derivative Instruments and Hedging  Activities."  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  The adoption of Statement 149 did not have any effect on the Company's financial position, results of operations, or cash flows.

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

4.    Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to $102,877 and none for the six months ended March 31, 2004 and 2003, respectively.  Amounts due this shareholder amounted to $7,877 at March 31, 2004 and are included in accounts payable and accrued expenses.

Two directors provided marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $59,900 and $9,300 for the six months ended March 31, 2004 and 2003 respectively.  These directors also provided consulting services that amounted to $20,000 and none for the six months ended March 31, 2004 and 2003, respectively.  Amounts due these directors amounted to $59,700 and $9,300 at March 31, 2004 and 2003, respectively and are included in accounts payable and accrued expenses.

5.    Commitments

On February 28, 2004, the Company entered into an operating lease for its office space in San Francisco expiring in February 28, 2006 requiring future minimum lease payments of $9,968, $14,952 and $6,230 in the years ending September 30, 2004, 2005 and 2006 respectively.

In late March 2004, the Company entered into an agreement with "XML Author," a corporation, to develop software for the Company's internal use.

6.    Fixed Assets

Property, plant and equipment consist of the following:

	March 31, 2004	September 30, 2003

Computer equipment	$50,517	$48,017
Furniture and fixtures	27,195	27,195
Software	4,605	2,078

	82,317	77,290

Less accumulated depreciation and amortization	(77,719)	(77,290)

	$4,598	$-

Depreciation expense was $293 and $3,488 for the three months ended March 31, 2004 and 2003, respectively.  Depreciation expense was $429 and $10,028 for the six months ended March 31, 2004 and 2003, respectively.

Software under development consisted of $75,000 of payments for the development of software as of March 31, 2004.  Estimated completion date is December, 2004 and estimated cost at completion is $100,000.

7.    Notes Payable to Related Parties

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following:

	March 31, 2004	September 30, 2003
8% per annum convertible promissory notes due and payable on February 28, 2005. The notes are secured by substantially all of the assets of the Company.	$175,500	$799,000
10% per annum convertible promissory note due and payable on February 28, 2005. This note is secured by substantially all of the assets of the Company.	450,000	450,000
8% per annum convertible promissory notes due and payable in January and March 2005. The notes are secured by substantially all of the assets of the Company.	225,000	-
Payable to SVC (pre-merger)	-	114,186
Note due Chris Dieterich	5,000	-
Note due Lichter Weil	4,500	-

	860,000	1,363,186

Less imputed interest	(381,742)	(327,487)

	$253,258	$1,035,699

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

8.

Stock Option Plan

On December 8, 1999 the Company adopted the 1999 Stock Option Plan (the "Plan"), which provided for the issuance of options to employees, officers, directors and consultants to purchase up to 5,000,000 shares of common stock.

The Company assumed from PocketPass.com, Inc. 333,290 options at date of merger which have a weighed average exercise price of $.04 and expire in varying amounts through 2010.  The Company estimates that the fair value of options granted is nominal based upon the lack of marketability of Company shares, the significant operating losses since inception and its development stage enterprise status.

The Company assumed from PocketPass.com, Inc. 6,770,000 warrants at date of merger which have a weighed average exercise price of $.10 and expire in varying amounts through 2009.  The Company estimated that the fair value of all warrants granted at the grant date was nominal based upon the lack of marketability of Company shares, the significant operating losses since inception, the lack of comparison to a market price of public company stock for which these warrants could be exchanged or exercised, and its development stage enterprise status.

9.

Equity Transactions

The Company issued common stock to individuals and companies in lieu of cash compensation during the periods ended March 31, 2004.  There were no common stock issuances during the three months ended March 31, 2003.

The common stock issuable of $18,686 at March 31, 2004 consists of: $ 14,450 of cash received in anticipation of issuing 57,800 shares of common stock ( all of which was received during the three months ended September 30, 2003) and   $ 4,236 of services received in anticipation of issuing 16,944 shares of common stock.

Transactions during the period ended March 31, 2004

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

On February 27, 2004, pursuant to agreements entered into in November and December of 2003, the company issued 4,800,000 shares of common stock of which 4,000,000 shares were issued for $200,000 in cash and 800,000 shares were for settlement of $40,000 of accounts payable related to services in a prior quarter.  This issuance was pursuant to Section 4(2) and Rule 506, thereunder, and all shares were restricted.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $233,500 which consisted of 720,000 shares for $180,000 in cash and 134,000 shares in settlement of $33,500 of debt and 80,000 shares in settlement of $20,000 of accounts payable.  The remaining 108,000 shares were not issued until the following quarter.  For each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment.  1,042,000 units were sold such that there were 1,042,000 of each of the 3 different warrants issued to investors, for a total of 3,126,000 warrants, along with 1,042,000 shares of restricted common stock.

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of accounts payable for services rendered totaling $86,600, at an average price of $0.47 per share.  These shares will be registered on Form S-8 at a convenient point in the future.

During the Quarter ended March 31, 2004, 151,602 shares were issued to contractors and vendors in settlement of services rendered in the amount of $137,022.

10.

Litigation and Contingencies

Weingberg & Company, P.A. v. SVC Financial Services, Inc.; Superior Court of California, County of Los Angeles Case No. BC330357

On March 16, 2005, Weinberg & Company, P.A. ("Weinberg") filed a lawsuit against the Company for breach of contract, open book account and quantum meruit.  The complaint alleges that Weinberg, the Company's former auditor, provided accounting and auditing services for which they claim they were not fully compensated.  The lawsuit is seeking damages of $57,126.50 plus interest and attorney's fees and costs.  The Company intends to vigorously defend itself against these claims and will file a cross-complaint against Weinberg for breach of contract and professional negligence.  The Company will be seeking damages from Weinberg in an amount to be proven at trial plus interest, attorney's fees and costs.

The Company does not know of any other material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.

11.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $4,202,767 since inception, had a net loss of $1,625,903 and a negative cash flow from operations of $291,591 for the six months ended March 31, 2004, and has working capital and stockholder's deficiencies of $700,731 and $621,128, respectively, as of March 31, 2004.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

12.

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

The Company amended its Articles of Incorporation on October 31, 2000 from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was changed from "YBOL" to "SECU", and the Company then focused on encrypted signature verification as its primary business.

During February 2001, the Company abandoned its Secure Sign business and subsequently began searching for new business opportunitie s.   In conjunction with this search, the Company sold its wholly- owned subsidiary, Contractor's Directory, in the fiscal quarter ending September 30, 2003.

During March 2003, the Company implemented a one-for-twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares and the trading symbol of "SECU" was changed to "SCSN."   Also during March 2003, the Company filed a Schedule 14C under Rule 14c-101 informing the shareholders of the Company that a majority of the shareholders had authorized the issuance of up to 25,000,000 shares (post-reverse stock split) of restricted common stock to acquire the company known as PocketPass.com, Inc. as a wholly-owned subsidiary of the Company.

On October 1, 2003, the Company acquired all the outstanding shares of PocketPass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock and changed its name to SVC Financial Services, Inc, and its trading symbol to "SVCX".   The acquisition has been accounted for as a reverse merger (recapitalization) with PocketPass.com deemed to be the accounting acquire r.   Accordingly, the historical financial statements presented herein are those of PocketPass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger ~~.~~   The retained earnings of the accounting acquirer have been carried forward after the acquisition and PocketPass.com's basis of its assets and liabilities were carried over in the recapitalization.   Operations prior to the business combination are those of the accounting acquirer.

PocketPass.com, Inc, is an internet payments company which has developed and is marketing the PocketPass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit card.   PocketPass.com, Inc. was organized as a California corporation in August 1999 for this purpose.

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2003

Revenues

During the three months ending March 31, 2004 the Company generated revenues of $0 compared to the three months ending March 31, 2003 during which the Company generated revenues of $12,447.   Revenue for the six months ended March 31, 2004 were $8 compared to $15,341 for the six months ended March 31, 2003, a 100% decrease.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.  Future revenue will come from products currently under development.

Expenses

Total operating expenses increased $170,368 (134%) from $126,960 during the three months ended March 31, 2003 to $297,328 during the three months ended March 31, 2004 ~~.~~   The increase is due to a $25,852 (71%) increase in salaries, a $177,022 increase in stock based compensation for contractors and vendors, a $30,513 (49%) decrease in professional fees paid for legal and marketing and business development, a $9,654 (67%) decrease in facility costs and an increase of $8,989 in other administrative expenses, due primarily to a $9,016 in travel costs and various other smaller cost increases.

Interest expense increased $480,580 (1,881%) from $25,547 during the three months ended March 31, 2003 to $506,127 during the three months ended March 31, 2004 due primarily to amortization of the value of warrants, as calculated using the Black Scholes method.

The net loss increased $658, 162 (453% ~~) (~~ ) ( from $145,294 during the three months ended March 31, 2003 to $803, 456 during the three months ended March 31, 2004.

Total operating expenses increased $481, 608 (158%) from $305,208 during the six months ended March 31, 2003 to $786,81 6 during the six months ended March 31, 2004. The increase is due to a $103,412 (144%) increase in salaries of additional management and administrative staff, $299,972 in stock based compensation for contractors and vendors, a $ 96,136 ( 62%) increase in professional fees paid for marketing, product and business development, a $26,253 (66%) decrease in facility costs and various other smaller cost increases and decreases.

Interest expense increased $813,333 (1,586%) from $51,293 during the six months ended March 31, 2003 to $864,626 during the six months ended March 31, 2004 due primarily to amortization of the value of warrants, as calculated using the Black Scholes method.

The net loss increased $1,290, 414 ( 383%) from $335,490 during the six months ended March 31, 2003 to $1,625, 904 during the six months ended March 31, 2004.

Liquidity and Capital Resources

During the six months ended March 31, 2004 net cash used in operating activities was $185,992 compared to cash used by operating activities of $291,591 during the six months ended March 31, 2003.

During the six months ended March 31, 2004 net cash used in investing activities was $70,027, primarily for software under development, compared to $7,500 used in investing activities for the six months ended March 31, 2003, also for software under development.

Cash generated by financing activities for the six months ended March 31, 2004 was $251,626 which consisted of $212,214 from proceeds from issuance of common stock, net of issuance costs, $29,912 in increased interest payable, and $9,500 in borrowings on related party notes payable.  This compares to $103,373 generated by financing activities for the six months ended March 31, 2003 which consisted of $49,373 in increased accrued interest payable and $54,000 in borrowings on related party notes payable.

There was a deficiency in net working capital of $ 700,726 at March 31, 2004 due to no current source of revenue and borrowing to keep the Company going.

Net losses of $803, 456 were incurred for the three months ended March 31, 2004, $1,625, 904 for the six months ended March 31, 2004 and $ 4,202,768 from inception through March 31, 2004.

The Company has not sustained positive earnings or cash flow and will incur significant expenses in the futures to be competitive. Consequently, the Company will require additional funds during the next two to six months to execute its strategy of acquiring new business opportunities.   Additional financing may not be available on favorable terms or at al l.  If the Company cannot raise adequate funds to satisfy its capital requirements, the Company may have to limit its search for new business opportunities.

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

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $450,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note remain as originally executed.  The value of the warrants was calculated to be $ 28,012 using the Black-Scholes method and is being amortized over the life of the warrants.

During May 2004 warrants totaling 100,000 shares from the February 28, 2004 round of funding were exercised for cash at $0.50 and $0.75 per share bringing the Company $51,000.

During May and June 2004, an additional $90,000 was raised via private placement.  Each investor in this placement acquired, for $0.50, one share of stock and 2 warrants (for a total of 360,000 warrants), one allowing for exercise within 6 months of investment at $0.75 per share and the other allowing for exercise within 12 months at a price of $1.00 per share.  180,000 shares were issued under this placement of which150,000 shares were issued in May for cash of $75,000, 14,000 shares were issued in June for cash of $7,000 and 16,000 were issued in June in settlement of debt of $8,000.

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

In late March, 2004, the Company entered into a binding letter of intent to acquire "XML Author", a corporation, from its shareholders, Rob Adamson and John Wunderli ~~.~~   The terms of the acquisition call for the payment of $400,000 in cash and an additional $400,000 in common stock of the Company, appraised at the closing and again one year later, to assure that their market value is at least $400,000 ~~.~~   An initial payment of $25,000 was due and paid on acceptance of the Letter of Intent, and an additional $5,000 per month has been paid and will be paid pending official closing ~~.~~   These sums are credited towards the total purchase price.

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

The Company cannot guarantee that it will succeed in achieving these goals, and there can be no assurance it will ever achieve or sustain profitability ~~.~~   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on the Company's limited operating history.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $4,202, 768 since inception, had a net loss of $1,625, 904 and a negative cash flow from operations of $ 185,992 for the six months ended March 31, 2004, and has working capital and stockholder's deficiencies of $700, 726 and $621,128, respectively, as of March 31, 2004.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.   Senior management is actively seeking to raise additional capital.  The Company has been able to raise additional capital in the past.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.

Management is also working with financiers to raise additional capital.

GENERAL

Following the successful merger between Pocket Pass and Secure Sign (October 1, 2003), the name of the company was changed to SVC Financial Services and offices were established in the heart of California's Silicon Valley.

SVC Financial believes that there is a significant opportunity in the payment processing/transaction space for a vertically integrated services provider that is able to offer value added customer facing services and aggressive pricing ~~.~~   Designed specifically to meet the needs of the millions of customers and merchants that make up the worldwide transaction market, SVC Financial intends to support every possible facet and stage of the payment processing/transaction experience, thus becoming an indispensable resource and partner to the ISO marketing groups, corporate customers, merchants and ultimately the consumer themselves.

In 2003 SVC started to look at the transaction space, with a focus on the Internet transactions business (debit cards/electronic checks/ACH/contactless transactions); what came out of that review was that the transaction area was deeply flawed ~~.~~   It is price sensitive to an extraordinary extent, leading to a very high level of customer "churn".

As a result of the customer turnover there is no customer loyalty, customers will change transaction processor for a % of a %.   There are significant security issues (ID theft and chargebacks), and no fully vertically integrated solution available.   In short, the transaction space has become a commodity.

However, the transaction space is absolutely necessary for the Internet to function as a business/retail channel.   Last year US Debit transactions (on the Internet) exceeded 15 Billion dollars and are estimated to exceed 25 Billion dollars by the end of 2005.

SVC determined that an integrated approach could be very attractive to large scale customers and debit card issuers.   This new approach needed to be based on a strategy of creating value added customer facing software applications that offer unique user services plus very aggressive transaction processing pricing.

At the core of SVC's product offering is a proprietary Stored Value Card (Debit Card) strategy.   Analysts predict that stored value cards are going to change the way people do business in the United States (According to payments industry newsletter, The Nilson Report, http://www.nilsonreport.com/index.htm the number of debit cards in circulation worldwide reached one billion in 2003 and debit card sales volume will double by 2007).

As well as bringing much needed convenience to a larger proportion of consumers, debit cards will allow consumers, retailers and even employers to save money ("The Pelorus group estimates that as many as 3 million people could received payroll cards in 200 4.  We further estimate that another 5 Million could receive payroll cards in 2005.   Eventually this number could swell to 25 Million people." www.pelorus-group.com).

Stored value cards (debit cards) have changed the way consumers use cash, checks and, most importantly, traditional credit cards ~~.~~   There has been a huge upsurge recently in the use of debit card products in the consumer market and in fact, the global market for electronic payment systems is currently experiencing significant growth as the shift continues away from paper-based payment processes such as cash, personal checks, gift  certificates and coupons, vouchers and travelers cheques.   Electronic payment systems are becoming the system of choice more and more often because of their convenience and security.   Consumers are increasing their use of electronic payments and, in turn, decreasing their use of cash, checks and other paper-based payment processes.

Credit card volume may represent $1.3 trillion in consumer spending, but it is a fraction of total consumer and business-to-business spending ~~.~~   Case in point, check payments total more than $47.4 trillion annually, according to the Federal Reserve Bank.   Trillions of dollars more are spent in the form of cash at merchants, parking meters and vending machines.

As a first step in executing this strategy a market study of various processing/transaction niche markets was conducted to determine where the real "pain" was.   As a result of that study four vertical markets were selected:

        -    The Entertainment Industry (music/movies).

-    Online Retailing/Corporate Marketing.

-    The Political/Non Profit arena.

-    The Unbanked.

SVC has built an integrated suite of products to service these vertical markets, the products all include: secure electronic payment, web application, digital rights management and rich media authoring ~~.~~   These products provide a highly secure service for retailers and financial services.   The combination of products/services created using the company's Mazarin Media Platform anchored with SVC's own payment processor and offering very aggressive pricing are aimed at filling a broad range of merchant and consumer needs such as a profitable and easy-to-use micropayment system, digital asset bundling and promotion and debit card payment processing.

SVC has created a real solution to the pirated music/Intellectual Property issue facing the record/film industry.  It has all the security features that the content providers are looking for plus a high degree of user transparency, so it doesn't get in the way of the user at al l.   The attribute that really pulls it all together is that the product has a built in micro-payment system that is much cheaper per transaction than anything on the market today, so selling a song at 99 cents using this system leaves more money on the table for both the content provider and the download service.

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

In addition to the serving the entertainment industry, SVC has recently entered the political arena by creating a unique application called IPP (Interactive Political Profile) ~~.~~   This application allows a rich media message to be placed directly on a voter's desktop, offering a real opportunity for real time polling and real time messaging to the voter.   This product is particularly attractive to the political area right now because of the McCain - Goldfein Bill that recently passed and becomes law this yea r.   Of particular interest at this time is SVC's push into the "un-banked" market with an innovative and unique solution using Mobile Technology.

Significant Developments

In October through December of 2003 SVC announced:

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

A contract for the acquisition of XMLAuthor, Inc., a privately held software development company with headquarters in Draper, Utah and offices in Phoenix, Arizona.   XMLAuthor is the developer of MediaForge, a powerful software authoring tool for building Multimedia applications, both stand-alone and Internet based ~~.~~   Internet based applications can run either embedded within a web page using the MediaForge Mirage technologies or in a standalone application.

In January through March of 2004 SVC announced:

The appointment of Bradford C. Auerbach to provide advice and counsel for SVC's media business development. Mr. Auerbach is a highly esteemed business development and legal affairs professional who has held senior executive positions at industry leaders such as Marine Channel Enterprises, Starz Encore Media Group, Measat/ASTRO, Philips Media and Walt Disney Studios ~~.~~   He also has worked extensively with innovative media organizations such as Warner Music Group, Flexplay, DVD Entertainment Group and the J. Paul Getty Museum.

The signing of an Original Equipment Manufacturing alliance with Verimatrix, a provider of high-end security for video-on-demand and protection of digital creations. The announcement represents an elevation of the two companies' existing relationship, in which Verimatrix is an authorized reseller of SVC products and services.   The partnership offers entertainment and media companies a powerful and secure suite of scalable rich media application generator software, SVC Payment Services, robust DRM and a new mobile commerce application solution.

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

FORWARD-LOOKING STATEMENTS

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing.   Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies.   Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act" ).   The Reform Act does not apply to initial registration statements, including this filing by the Company.   The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Ac t.   Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Recent Accounting Pronouncements

In January 2003,   the FASB issued FASB   Interpretation   46 ("FIN 46"), "Consolidation of Variable Interest Entities."  FIN 46 clarifies the application of Accounting Research Bulletin 51,  "Consolidated  Financial  Statements",  for certain  entities that do not have  sufficient  equity at risk for the entity to finance its activities  without additional  subordinated  financial support from other parties or in which equity investors do not have the  characteristics of a controlling financial interest ("variable interest entities").  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

In April 2003, the FASB issued  Statement No. 149,  "Accounting for Amendment of Statement 133 on Derivative  Instruments and Hedging  Activities,"  which amends and clarifies  financial  accounting and reporting for  derivative  instruments, including  certain  derivative  instruments  embedded in other contracts and for hedging  activities  under FASB  Statement No. 133,  "Accounting  for Derivative Instruments and Hedging  Activities."  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  The adoption of Statement 149 did not have any effect on the Company's financial position, results of operations, or cash flows.

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

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.   The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

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

     (ii) Weinberg last reported on Registrant's financial statements as of August 17, 2004 (for the fiscal year ended September 30, 2003 ).   Registrant's financial statements for the past two years, as audited by Weinberg and Lichter, Weil & Associates, included independent auditor's reports containing explanatory paragraphs describing the uncertainty as to the Company's ability to continue as a going concern.

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

     (vi) The Registrant has requested that Weinberg furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statement s.   A copy of such letter, dated January 21, 2005, is filed as Exhibit 16.1 to this Form 8-K.

     (b) New independent accountants

     The Registrant has engaged Pohl, McNabola, Berg & Company ("PMB") as its new independent accountant on January 9, 200 5.  Prior to January 9, 2005 the Registrant had not consulted with PMB regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by PMB concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Weingberg & Company, P.A. v. SVC Financial Services, Inc.; Superior Court of California, County of Los Angeles Case No. BC330357

On March 16, 2005, Weinberg & Company, P.A. ("Weinberg") filed a lawsuit against the Company for breach of contract, open book account and quantum meruit.  The complaint alleges that Weinberg, the Company's former auditor, provided accounting and auditing services for which they claim they were not fully compensated.  The lawsuit is seeking damages of $57,126.50 plus interest and attorney's fees and costs.  The Company intends to vigorously defend itself against these claims and will file a cross-complaint against Weinberg for breach of contract and professional negligence.  The Company will be seeking damages from Weinberg in an amount to be proven at trial plus interest, attorney's fees and costs.

The Company does not know of any other material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.

Item 2.    Changes in Securities

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

On February 27, 2004, pursuant to agreements entered into in November and December of 2003, the company issued 4,800,000 shares of common stock of which 4,000,000 shares were issued for $200,000 in cash and 800,000 shares were for settlement of $40,000 of accounts payable related to services in a prior quarter.  This issuance was pursuant to Section 4(2) and Rule 506, thereunder, and all shares were restricted.

On February 28, 2004, the Company completed an early round of funding, via private placement under Rule 506, raising a total of $233,500 which consisted of 720,000 shares for $180,000 in cash and 134,000 shares in settlement of $33,500 of debt and 80,000 shares in settlement of $20,000 of accounts payable.  The remaining 108,000 shares were not issued until the following quarter.  For each dollar invested, investors received four shares of restricted commons stock and three sets of 4 warrants: one set allowing the purchase of shares of stock for $0.50 within 6 months of the original investment, a second set allowing for the purchase of an additional share of stock for $0.75 within 12 months of investment and a final set allowing for the purchase of an additional share of stock for $1.00 within 18 months of the original investment.  1,042,000 units were sold such that there were 1,042,000 of each of the 3 different warrants issued to investors, for a total of 3,126,000 warrants, along with 1,042,000 shares of restricted common stock

On February 26, 2004, the Company issued 183,928 shares to three (3) employees/consultants of the Company in satisfaction of accounts payable for services rendered totaling $86,600, at an average price of $0.47 per share.  These shares will be registered on Form S-8 at a convenient point in the future.

During the Quarter ended March 31, 2004, 151,602 shares were issued to contractors and vendors in settlement of services rendered in the amount of $137,022.

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

On January 9, 2005, the Company filed a Form 8-K regarding the change in registrant's certifying accountant.

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
Charles L. Nuzum, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the  quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CFO and Director

March 28, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the  quarterly Report of SVC Financial Services, Inc. on Form 10-QSB/A for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles L. Nuzum, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles L. Nuzum

Charles L. Nuzum

Chief Financial Officer

March 28, 2005