Form 10QSB
period 2004-06-30
SVC FINANCIAL SERVICES INC
filed 2005-03-29
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

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

Class Shares outstanding at June 30, 2004

---------------------------------------------------------------

Common Stock, no par value: 30,539,307

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

(A DEVELOPMENT STAGE ENTERPRISE)

(Successor to Secure Sign, Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Nine Months Ended June 30, 2004 and 2003

TABLE OF CONTENTS

Consolidated Balance Sheet as of June 30, 2004 (unaudited)

Consolidated Statements of Operations for the three months and nine months ended June 30, 2004 and 2003 and from inception (August 23, 1999) (unaudited)

Consolidated Statement of Cash Flow for the three months and nine months ended June 30, 2004 and 2003 and from inception (August 23, 1999) (unaudited)

Statements of Changes in Stockholders' Deficiency (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Balance Sheets

As of June 30, 2004 and September 30, 2003

	June 30, 2004	September 30, 2003
Assets	(unaudited)	(audited)
Current Assets
Cash	$31,664	$59,559
Interest receivable on related party receivable	-	3,903
Receivable from related party	-	35,000
Prepaid expenses and other	1,292	-
Total Current Assets	32,956	98,462

Property and Equipment
Cost	82,317	77,290
Accumulated depreciation and amortization	(78,052)	(77,290)
Net Property and Equipment	4,265	-

Other Assets
Work in progress - software	100,000	10,000
Total Other Assets	100,000	10,000

Total Assets	$137,221	$108,462

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$371,953	$114,995
Accrued interest on related party notes payable	129,508	246,445
Notes payable to related parties	98,667	1,035,699
Total Current Liabilities	600,128	1,397,139

Stockholders' Deficiency
Common stock, no par value, 50,000,000 shares authorized,
30,539,307 and 16,092,744 shares issued and outstanding at
June 30, 2004, and September 30, 2003, respectively	4,608,649	1,288,187
Common stock issuable - 74,744 shares	18,686	-
Deficit accumulated during the development stage	(5,090,242)	(2,576,864)
Total Stockholders' Deficiency	(462,907)	(1,288,677)

Total Liabilities and Stockholders' Deficiency	$137,221	$108,462

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Operations

For the Three and Nine Months Ended June 30, 2004 and 2003, and

for the Period from Inception (August 23, 1999) through June 30, 2004

					Inception
	Three months ended June 30,		Nine months ended June 30,		(August 23, 1999) to
	2004	2003	2004	2003	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$7,500	$4,391	$7,508	$19,732	$57,510
Cost of Goods Sold	-	(4,671)	(136)	(19,818)	(37,440)
Gross Profit	7,500	(280)	7,372	(86)	20,070

Expenses:
Salaries	61,499	7,980	236,746	79,815	972,339
Stock based compensation	165,995	-	465,967	-	465,967
Professional fees	116,071	48,091	368,479	204,363	1,055,574
Facilities	11,432	7,570	25,079	47,470	233,227
Marketing	11,512	308	29,612	11,773	68,260
Administrative expense	9,092	3,252	36,105	19,960	514,922
Depreciation and amortization	333	1,866	762	11,894	69,112
Total Expenses	375,934	69,067	1,162,750	375,275	3,379,401

Net loss from operations	(368,434)	(69,347)	(1,155,378)	(375,361)	(3,359,331)

Other (Income) Expense:
Interest expense	(397,053)	(27,133)	(1,261,678)	(78,426)	(1,666,647)
Beneficial conversion expense	(121,988)	-	(121,988)	-	(121,988)
Financing fees	-	(1,000)	(1,000)	-	(51,175)
Gain on extinguishment of debt	-	31,637	26,666	50,089	76,755
Interest income	-	874	-	3,240	5,130
Total Other (Income) Expense	(519,041)	4,378	(1,358,000)	(25,097)	(1,757,925)

Net loss before income taxes and
minority interest in net loss of subsidiary	(887,475)	(64,969)	(2,513,378)	(400,458)	(5,117,256)

Income Taxes	-	-	-	-	-

Net loss before minority interest in net loss of subsidiary	(887,475)	(64,969)	(2,513,378)	(400,458)	(5,117,256)

Minority interest in net loss of subsidiary	-	-	-	-	27,014

Net Loss	$(887,475)	$(64,969)	$(2,513,378)	$(400,458)	$(5,090,242)

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.10)	$(0.02)	$(0.20)
Weighted average shares outstanding, basic and diluted	30,107,769	16,092,744	26,165,718	16,092,744	25,283,226

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Changes in Shareholders' Deficiency

For the Period from Inception (August 23, 1999) through June 30, 2004

	Common Stock		Common Stock	Accumulated	Total Shareholders' Equity
	Shares	Amount	Issuable	Deficiency	(Deficiency)
Common Stock issued	13,236639	$718,432	$-	$-	$718,432
Net loss for the year ended September 30, 1999	-	-	-	(113,449)	(113,449)

Balance at September 30, 1999	13,639,236	718,432	-	(113,449)	604,983

Common stock issued	2,299,015	184,538	-	-	184,538
Net loss for the year ended September 30, 2000	-	-	-	(1,014,257)	(1,014,257)

Balance at September 30, 2000	15,938,251	902,970	-	(1,127,706)	(224,736)

Common stock issued	141,128	377,124	-	-	377,124
Net loss for the year ended September 30, 2001	-	-	-	(376,762)	(376,762)

Balance at September 30, 2001	16,079,379	1,280,094	-	(1,504,468)	(224,374)

Net loss for the year ended September 30, 2002	-	-	-	(532,793)	(532,793)
Common stock issued for services	13,364	8,093	-	-	8,093
Equity adjustment from disposal of subsidiary	-	-	-	27,015	27,015

Balance at September 30, 2002	16,092,744	1,288,187	-	(2,010,246)	(722,059)

Net loss for the year ended September 30, 2003	-	-	-	(566,618)	(566,618)

Balance at September 30, 2003	16,092,744	1,288,187	-	(2,576,864)	(1,288,677)

Reverse merger adjustment	1,989,251	(171,583)	-	-	(171,583)
Common stock issued in settlement of accounts payable	1,313,928	184,100	-	-	184,100
Valuation of warrants issued	-	1,097,814	-	-	1,097,814
Stock-based compensation	305,555	146,667	-	-	146,667
Common stock issuable	4,000,000	200,000	18,686	-	218,686
Common stock issued in settlement of debt and accrued interest	5,158,427	792,764	-	-	792,764
Issuance costs	-	(58,600)	-	-	(58,600)
Common stock issued for cash	992,000	289,000	-	-	289,000
Common stock issued for services	547,402	319,300	-	-	319,300
Value of warrants issued for debt extension	-	328,012	-	-	328,012
Value of beneficial conversion feature	-	121,988	-	-	121,988
Warrants exercised in settlement of accounts payable	40,000	20,000	-	-	20,000
Warrants exercised for cash	100,000	51,000	-	-	51,000
Net loss - nine months ended June 30, 2004	-	-	-	(2,513,378)	(2,513,378)

Balance at June 30, 2004	30,539,307	$4,608,649	$18,686	$(5,090,242)	$(462,907)

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2004 and 2003, and

for the Period from Inception (August 23, 1999) through June 30, 2004

			Inception
	Nine Months Ended June 30,		(August 23, 1999) to
	2004	2003	June 30, 2004
Cash flows from operating activities:
Net Loss	$(2,513,378)	$(400,458)	$(5,090,242)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation & amortization	762	11,894	78,052
Bad debt expense	5,000	-	5,000
Warrant valuation & amortization	1,338,968	-	1,357,879
Issuance of common stock for services	465,967	1,069	476,548
Common stock issuable for services	28,000	-	68,000
Loss on disposal of fixed assets	-	-	10,712
Gain on extinguishment of debt	(26,666)	(50,089)	(50,089)
Decrease in accounts receivable	-	(9,014)	-
(Increase) Decrease in prepaid expenses and other	(1,292)	12,523	(1,292)
Increase in accounts payable	311,314	81,296	454,468
Net cash used in operating activities	(391,325)	(352,779)	(2,690,964)

Cash flows from investing activities:
Software under development	(90,000)	(10,000)	(100,000)
Purchase of fixed assets	(5,027)	-	(93,029)
Net cash used in investing activities	(95,027)	(10,000)	(193,029)

Cash flows from financing activities:
Borrowings on related party notes payable	9,500	89,000	1,263,000
Increase in accrued interest payable	44,243	75,538	290,773
Stock issuance costs	(58,600)	-	(58,600)
Proceeds from issuance of common stock and warrants exercised	463,314	-	1,355,534
Common stock issuable	-	-	64,950
Net cash provided by financing activities	458,457	164,538	2,915,657

Adjustment to Retained Earnings for disposal of subsidiary	-	-	-

Increase (Decrease) in cash	(27,895)	(198,241)	31,664

Cash at beginning of period	59,559	198,540	-

Cash at end of period	$31,664	$299	$31,664

Supplemental disclosure of non-cash activities:
Common stock issuable in settlement of accounts payable	$373,405	$-	$396,927
Common stock issuable in settlement of accrued interest	$161,265	$-	$161,265
Issuance of common shares in redemption of debt	$623,500	$-	$623,500
Value of warrants	$1,216,980	$-	$1,216,980
Value of beneficial debt conversion feature	$121,988	$-	$121,988
Assumption of liabilities in connection with merger	$171,583	$-	$171,583

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

June 30, 2004

 1.

Nature of Operations

SVC Financial Services, Inc.  (the "Company"), formerly Secure Sign, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado.  Contractor's Directory, Inc. was purchased on April 17, 1999 in a stock for stock transaction exchange.  In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.  The Company is still in the development stage.

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

Advertising

Advertising costs are expensed in the year incurred.  There were no advertising expenses for the nine-month periods ended June 30, 2004 and 2003.

Fixed Assets

Property and equipment were stated at cost less accumulated depreciation and amortization.  Expenditures for major additions and improvements were capitalized and minor replacements, maintenance and repairs were charged to expense as incurred.  Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation and amortization are computed using the straight-line and over the following estimated useful lives:

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

Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share.  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potentially dilutive securities were not included in the calculation of loss per share for the periods ended June 30, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the quarters and period ended June 30, 2004 and 2003.

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

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at June 30, 2004 and 2003.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the quarters and period ended June 30, 2004 and 2003.

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

4.

Related Party Transactions

A major shareholder provides legal services to the Company.  The charges for such legal services amounted to $102,877 and none for the nine months ended June 30, 2004 and 2003, respectively.  No amounts were due this shareholder at June 30, 2004.

Two directors provide marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $59,900 and $9,300 for the nine months ended June 30, 2004 and 2003 respectively.  These directors also provided consulting services that amounted to $20,000 and none for the nine months ended June 30, 2004 and 2003, respectively.  Amounts due these directors amounted to $49,200 and $25,400 at June 30, 2004 and 2003, respectively and are included in accounts payable and accrued expenses.

5.

Commitments

On February 28, 2004, the Company entered into an operating lease for its office space in San Francisco expiring in February 28, 2006 requiring future minimum lease payments of $9,968, $14,952 and $6,230 in the years ending September 30, 2004, 2005 and 2006 respectively.

In late March 2004, the Company entered into an agreement with "XML Author", a corporation, to develop software for the Company's internal use.

6.

Fixed Assets

Property, plant and equipment consist of the following:

	June 30, 2004	September 30, 2003
Computer equipment	$50,517	$48,017
Software	27,195	27,195
Furniture and equipment	4,605	2,078
Total	82,317	77,290
Less: Accumulated Depreciation	(78,052)	(77,290)
Net	$4,265	$-

Depreciation expense was $333 and $1,866 for the three months ended June 30, 2004 and 2004, respectively.  Depreciation expense was $762 and $11,894 for the nine months ended June 30, 2004 and 2004 respectively.

Software under development consisted of $100,000 of payments for the development of software as of June 30, 2004.  Estimated completion date is December, 2004 and estimated cost at completion is $125,000.

7.

Notes Payable to Related Parties

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following:

	June 30, 2004	September 30, 2003
8% per annum convertible promissory note due and payable on August 13, 2004. This note is secured by substantially all of the assets of the Company (a)	$175,500	$799,000
10% per annum convertible promissory note due and payable on August 13, 2004. This note is secured by substantially all of the assets of the Company (b)	450,000	450,000
Payable to SVC (pre-merger)	-	114,186
Note due Chris Dieterich	5,000	-
Note due Lichter Weil	4,500	-
	635,000	1,363,186

Less imputed interest	(536,333)	(327,487)

	$98,667	$1,035,699

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $500,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note will remain as originally executed.  The value of the warrants was calculated to be $328,012 using the Black-Scholes method and is being amortized over the life of the warrants.  The results for the three months ended June 30, 2004 includes $65,602 of interest costs, which is amortization of the value of the warrants.  The results for the three months ended June 30, 2004 also includes $121,988 interest expense which is the value of the beneficial conversion feature of this debt.

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

9.

Equity Transactions

The Company issued common stock to individuals and companies in lieu of cash compensation during the periods ended June 30, 2004, and converted debt and accounts payable into common stock.  There were no common stock issuances during the three months ended June 30, 2003.

The common stock issuable of $18,686 at March 31, 2004 consists of: $14,450 of cash received in anticipation of issuing 57,800 shares of common stock (all of which  was received during the three months ended September 30, 2003) and $4,236 of services received in anticipation of issuing 16,944 shares of common stock.

Transactions during the period ended June 30, 2004

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

During the Quarter ended June 30, 2004, 145,925 shares were issued to contractors and vendors in settlement of services rendered in the amount of $125,995.

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

11.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $5,090,242 since inception, had a net loss of $2,513,378 and a negative cash flow from operations of $391,325 for the nine months ended June 30, 2004, and has working capital and stockholder's deficiencies of $567,177 and $462,907, respectively, as of June 30, 2004.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report ~~.~~   This discussion contains forward-looking statements that involve risks and uncertainties.   Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Factors That May Affect Future Results of Operations" below and elsewhere in this Report.

SVC Financial Services Inc. (the "Company") is a development stage company.   The Company was incorporated July 14, 1995 under the laws of the State of Colorado and was originally known as Attache Holdings, Ltd.   In November of 1998, Attache Holdings Ltd. became Consolidated Data, Inc.  The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractor's Directory") on April 17, 1997 via a stock for stock acquisitio n.   From 1997 to the first quarter of 1999, the Company was exclusively involved in the development of an e-Commerce business designed to fill the needs of the construction industry.

In March 1999 the Company purchased from DTEK, for 3,200,000 shares of its common stock, a software system, "YourBankOnline", which during fiscal 2000 was the primary focus and operation of the Company ~~.~~   The "YourBankOnline" software allowed the Company to provide to small to medium sized banking institutions the ability to offer state-of-the-art online banking capability to their customers ~~.~~   The Company abandoned its online banking business in October 2000, and in July 2002 sold the software back to DTEK for the return of 2,377,000 shares of its common stock plus a $20,000 promissory note.

The Company amended its Articles of Incorporation on October 31, 2000 from YourBankOnline.com, Inc. to Secure Sign, Inc. and its trading symbol was changed from "YBOL" to "SECU", and the Company then focused on encrypted signature verification as its primary business.

During February 2001, the Company abandoned its Secure Sign business and subsequently began searching for new business opportunities.   In conjunction with this search, the Company sold its wholly-owned subsidiary, Contractor's Directory, in the fiscal quarter ending September 30, 2003.

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

On October 1, 2003, the Company acquired all the outstanding shares of PocketPass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock and changed its name to SVC Financial Services, Inc, and its trading symbol to "SVCX ".  The acquisition has been accounted for as a reverse merger (recapitalization) with PocketPass.com deemed to be the accounting acquire r.   Accordingly, the historical financial statements presented herein are those of Pocke tP ass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger ~~.~~   The retained earnings of the accounting acquirer ~~has~~ have been carried forward after the acquisition and PocketPass.com's basis of its assets and liabilities were carried over in the recapitalization ~~.~~   Operations prior to the business combination are those of the accounting acquirer.

PocketPass.com, Inc. is an internet payments company which has developed and is marketing the PocketPass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit car d.   PocketPass.com, Inc. was organized as a California corporation in August 1999 for this purpose.

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2003

Revenues

During the three months ending June 30, 2004 the Company generated revenues of $7,500 compared to the three months ending June 30, 2003 during which the Company generated revenues of $4,391, an increase of 71%.   Revenue for the nine months ended June 30, 2004 were $7,508 compared to $19,732 for the nine months ended June 30, 2003, a decrease of 62%). Management expects that none of the Company's previous businesses will generate any revenues in future periods ~~.~~   Future revenue will come from products currently under development

Expenses

Total operating expenses increased $306,867 (444%) from $69,067 during the three months ended June 30, 2003 to $375,934 during the three months ended June 30, 2004.   The increase is due to a $53,519 (671%) increase in salaries for management and administrative staff, $165,995 for stock based compensation to contractors and vendors, a $67,980 (141%) increase in professional fees paid for marketing and business development and legal fees and a $11,204 (3,638%) increase in marketing costs.

Interest expense increased $369,920 (1,363%) from $27,133 during the three months ended June 30, 2003 to $397,053 during the three months ended June 30, 2004 due primarily to amortization of the value of warrants, as calculated using the Black Scholes method.

Other expense for the three months ended June 30, 2004 includes $121,988 expense as the value of the beneficial conversion feature of some debt.  There was also a $31,637 (100%) reduction in gain on extinguishment of debt.

The net loss increased $822,506 (1,266%) from $64,969 during the three months ended June 30, 2003 to $887, 475 during the three months ended June 30, 2004.

For the nine months ended June 30, total expenses increased $ 787,475 ( 210%) from $375,275 during the nine months ended June 30, 2003 to $1,162,750 during the nine months ended June 30, 2004.   The increase is due to a $156,931 (197%) increase in salaries of additional management and administrative staff, $465,967 for stock based compensation for contractors and vendors, a $ 164,116 ( 80%) increase in professional fees ( which includes a $117,387 increase in legal fees, $6,779 increase in accounting and audit fees, and a $28,018 increase in professional fees paid for marketing, product and business development ) , a $17,839 (152%) increase in marketing costs, a $22,391 (47%) decrease in facility costs and other various other smaller cost increases and decreases.

Interest expense increased $1,183,252 (1,509%) from $78,426 during the nine months ended June 30, 2003 to $1,261,678 during the nine months ended June 30, 2004 due primarily to amortization of the value of warrants, as calculated using the Black Scholes method.

Other expense for the nine months ended June 30, 2004 includes $121,988 expense as the value of the beneficial conversion feature of some debt.  There was also a $23,423 (47%) reduction in gain on extinguishment of debt.

The net loss increased $2,112,920 (528%) from $400,458 during the nine months ended June 30, 2003 to $2,513,378 during the nine months ended June 30, 2004.

Liquidity and Capital Resources

During the nine months ended June 30, 2004 net cash used in operating activities was $391,325 compared to cash used by operating activities of $352,779 during the nine months ended June 30, 2003.

During the nine months ended June 30, 2004 net cash used in investing activities was $95,027 compared to $10,000 used in investing activities for the nine months ended June 30, 2003.   The primary use in both periods was software under development which was $90,000 and $10,000 for the nine months ended June 30, 2004 and 2003 respectively.

Financing activities provided $458,457 during the nine months ended June 30, 2004 and $164,538 during the nine months ended June 30, 2003.   For the nine months ended June 30, 2004, proceeds from issuance of common stock, net of issuance costs, was $404,714.  Also accrued interest payable increased $44,242 and borrowings on related party notes payable provided another $9,500.  For the nine months ended June 30, 2003 borrowings on related party notes payable increased $89,000 and accrued interest increased $75,538.

There was a deficiency in net working capital of $567, 172 at June 30, 2004 due to no current source of revenue and borrowing to keep the Company going.

Net losses of $887,475 were incurred for the three months ended June 30, 2004, $2,513,378 for the nine months ended June 30, 2004 and $5,090,242 from inception through June 30, 2004.

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

We cannot predict the extent of investor interest in the Company , which will lead to future sales of equity securities to fund our current business objectives.   It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of debt instruments.   Therefore, in early 2005 we plan to seek   new capital through the issuance of additional shares of the Company, either through a public offering or private placement, at prices that have yet to be determined.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stoc k.   We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fee s for these services.

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

 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $5,090,242 since inception, had a net loss of $2,513,378 and a negative cash flow from operations of $391,325 for the nine months ended June 30, 2004, and has working capital and stockholder's deficiencies of $567, 172 and $462,907, respectively, as of June 30, 2004.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.   Senior management is actively seeking to raise additional capital.  The Company has been able to raise additional capital in the past.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

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

In 2003 SVC started to look at the transaction space, with a focus on the Internet transactions business (debit cards/electronic checks/ACH/contactless transactions); what came out of that review was that the transaction area was deeply flawed. It is price sensitive to an extraordinary extent, leading to a very high level of customer "churn".

As a result of the customer turnover there is no customer loyalty, customers will change transaction processor for a % of a %.   There are significant security issues (ID theft and chargebacks), and no fully vertically integrated solution available.   In short, the transaction space has become a commodity.

However, the transaction space is absolutely necessary for the Internet to function as a business/retail channel ~~.~~   Last year US Debit transactions (on the Internet) exceeded 15 Billion dollars and are estimated to exceed 25 Billion dollars by the end of 2005.

SVC determined that an integrated approach could be very attractive to large scale customers and debit card issuers ~~.~~   This new approach needed to be based on a strategy of creating value added customer facing software applications that offer unique user services plus very aggressive transaction processing pricing.

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

As well as bringing much needed convenience to a larger proportion of consumers, debit cards will allow consumers, retailers and even employers to save money ("The Pelorus group estimates that as many as 3 million people could received payroll cards in 2005.   We further estimate that another 5 Million could receive payroll cards in 2005 ~~.~~   Eventually this number could swell to 25 Million people." www.pelorus-group.com).

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

Credit card volume may represent $1.3 trillion in consumer spending, but it is a fraction of total consumer and business-to-business spendin g.   Case in point, check payments total more than $47.4 trillion annually, according to the Federal Reserve Ban k.   Trillions of dollars more are spent in the form of cash at merchants, parking meters and vending machines.

As a first step in executing this strategy a market study of various processing/transaction niche markets was conducted to determine where the real "pain" was.

As a result of that study four vertical markets were selected:

      The Entertainment Industry (music/movies).

      Online Retailing/Corporate Marketing.

      The Political/Non Profit arena.

      The Unbanked.

SVC has built an integrated suite of products to service these vertical markets, the products all include: secure electronic payment, web application, digital rights management and rich media authorin g.   These products provide a highly secure service for retailers and financial services.   The combination of products/services created using the company's Mazarin Media Platform anchored with SVC's own payment processor and offering very aggressive pricing are aimed at filling a broad range of merchant and consumer needs such as a profitable and easy-to-use micropayment system, digital asset bundling and promotion and debit card payment processing.

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

In addition to the serving the entertainment industry, SVC has recently entered the political arena by creating a unique application called IPP (Interactive Political Profile ).   This application allows a rich media message to be placed directly on a voter's desktop, offering a real opportunity for real time polling and real time messaging to the voter.   This product is particularly attractive to the political area right now because of the McCain - Feingold Bill that recently passed and becomes law this year.   Of particular interest at this time is SVC's push into the "un-banked" market with an innovative and unique solution using Mobile Technology.

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

 In April through June of 2004 SVC announced:

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

The signing of an Original Equipment Manufacturing alliance with Verimatrix, a provider of high-end security for video-on-demand and protection of digital creations. The announcement represents an elevation of the two companies' existing relationship, in which Verimatrix is an authorized reseller of SVC products and service s.   The partnership offers entertainment and media companies a powerful and secure suite of scalable rich media application generator software, SVC Payment Services, robust DRM and a new mobile commerce application solution.

The announcement of the SVC Mazarin Media Platform; a rich media application generator that allows virtually any user to rapidly deliver browser-based applications. The SVC solution integrates highly secure SVC Payment Services with the Mazarin application generator that delivers 'smart' applications for sales, marketing, research and promotional activities ~~.~~   SVC payment Services also provides a unique, cost-effective peer-to-peer mobile solution for cash-based consumers such as teens, students and friends-and-family for local and international reimbursement and remittance transactions.

The signing of a strategic marketing alliance with Command Technology, one of Europe's leading providers of products and services to automate and monitor corporate marketing processes.

The SVC-Command partnership offers European financial services, entertainment and media companies scalable rich media application generator software, SVC Payment Services, robust Digital Rights Management and a powerful mobile commerce application solution.

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

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004.   Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.   The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

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

     (vi) The Registrant has requested that Weinberg furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements ~~.~~   A copy of such letter, dated January 21, 2005, is filed as Exhibit 16.1 to this Form 8-K.

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

Item 2.    Changes in Securities

On April 23, 2004, the Company issued 250,000 shares of its restricted common stock to Girac Investments in settlement of accounts payable .   These shares were valued at $0.30 per share and were issued under Rule 506 to an accredited investor.

During April 2004 warrants totaling 40,000 shares from the February 28, 2004 round of funding were exercised at $0.50 per share in settlement of $ 20,000 of debt.

During April 2004 shares totaling 108,000 shares from the February 28, 2004 round of funding were issued at $0.25 per share in settlement of $ 27,000 of debt.

During May and June 2003, an additional $90,000 was raised via private placement.   Each investor in this placement acquired, for $0.50, one share of stock and 2 warrants (for a total of 360,000 warrants), one allowing for exercise within 6 months of investment at $0.75 per share and the other allowing for exercise within 12 months at a price of $1.00 per share.   180,000 shares were issued under this placement of which 150,000 shares were issued in May for cash of $75,000, 14,000 shares were issued in June for cash of $7,000 and 16,000 were issued in June in settlement of debt of $8,000.

During May 2004 warrants totaling 100,000 shares from the February 28, 2004 round of funding were exercised for cash at $0.50 and $0.75 per share bringing the company $51,000.

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $500,000 would be due and payable, in full, on February 28, 2005.   The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share .   Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years .   If the exercise is "cashless", then the exercise price will be $0.60 per share .   If actual cash is paid upon exercise, then the exercise price will be $0.375 per share .   All other terms and conditions of the Transfund note will remain as originally executed.

 On July 16, 2004, the Company concluded a placement with existing accredited investors of $150,000 of convertible debentures .   These debentures may be converted into common stock of the Company, at the election of the holders, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share .   These debentures also entitled the investors to warrants to purchase an additional 500,000 shares of the Company's common stock during the ensuing three years at an exercise price of $0.30 per share, for a total of $150,000.

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
Charles L. Nuzum, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the  quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CFO and Director

March 28, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the  quarterly Report of SVC Financial Services, Inc. on Form 10-QSB/A for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles L. Nuzum, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles L. Nuzum

Charles L. Nuzum

Chief Financial Officer

March 28, 2005