Form 10KSB
period 2004-09-30
SVC FINANCIAL SERVICES INC
filed 2005-03-31
CIK 1092753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended:   September 30, 2004

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

                                         of Incorporation or Organization)

235 Montgomery Street, Suite 956, San Francisco, California 94104

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

State the issuer's revenues for its most recent fiscal year:   $11,258

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at September 30, 2004 was $ 15,382,821.

As of September 30, 2004, issuer had 30,765,641 shares of common equity issued and outstanding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Historical Corporate Development

SVC Financial Services, Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a company in the development stag e.   The Company was incorporated July 14, 1995 under the laws of the State of Colorado.  Formerly known as Secure Sign, Inc., after completing a merger with Pocketpass.com, Inc., in October 2003, the Company changed its name to SVC Financial Services, Inc.

About SVC

SVC is a transaction management company that provides integrated financial services and value-added software for accelerating sale s.   SVC has pioneered a scalable, integrated media and transaction management solution, the Mazarin Media Platform that provides rapid application delivery for any size organization.  We enable our customers to deliver smart applications that inspire consumers to make immediate, informed decision s.   SVC solutions have a broad range of applicability and provide tremendous value to clients in music and entertainment, political, non-profit, research and testing, as well as corporate and consumer marketing areas.

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

The Mazarin Media Platform is:

       -        A robust digital rights management system.

       -        A world-class multipurpose payment platform.

       -        Designed for online and offline transactions, micropayments, and peer-to-peer e-commerce.

       -        Digital content catalog management, to associate pricing and business rules with content.

       -        DRM encoding and licensing management application.

       -        true multi-media: music, video, print.

Unbanked is the term applied by the banking industry to those without banking account s.   Many of these individuals must use check-cashing services where they have to pay hefty fees.  SVC has developed electronic, prepaid payment solutions particularly suited to those that do not have traditional banking relationship s.   Our solutions provide the unbanked with the freedom to spend their money everywhere that Visa and MasterCard are accepted, or use an ATM, with their own personalized card.

Businesses with unbanked, transient, large or remotely located employees face difficult payroll challenges.   The SVC solution reduces costs for the employer, provides benefits to the cardholde r.   With easy implementation, administration, and control, employers benefit by:

 - Simplifying and safeguarding payroll with simple batch loading or ACH to card process

 - Cutting expensive overhead due to check distribution

 - Helping to dramatically reduce check fraud

 - Ending termination pay issues

 - Streamlining payroll with reloadable cards, and easily replacing lost cards with no loss of funds

Employees may benefit by taking home more pay due to the elimination of costly check cashing fees and having an electronic payment card to use at over one million location s.   With card-to-card transfers, funds can be sent to family and friends at a fraction of current costs.

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

Multiple payment services

Bank Accounts, Credit cards and Cash are the primary choice of fund loading an SVC account, however other Internet payment methods, including electronic checks and cash, have become common forms of payment. Thus our customers will likely want to offer multiple payment methods from the outset.

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

       -        Mazarin can manage money transfer- card-to-card or country-to-country

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

       -        Online transfers

       -        Consumer to consumer, consumer to merchant, card to card

       -        Server wallet

       -        Reporting

       -        Monthly statement

       -        Current activity

       -        Financial history

Mazarin can manage all aspects of the purchase cycle:

       -        Payment vehicles

       -        Internet, POS, mobile phone, wireless devices

       -        Payment methods

       -        Credit cards, debit cards, payment account, ACH

       -        Purchase calculations

       -        Rates & fees

       -        Rewards & rebates

       -        Sales commissions

A vital part of Mazarin is its service center:

       -        Employee access

       -        User ID & password sign in

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

       -        Search & lookup, contact log, financial activity, profile update, commission review, credit /debit

       -        Supervisors

       -        Work assignment, reporting

The Mazarin Platform's accounting capabilities include:

       -        Merchant settlements

       -        Employee access

       -        User ID & password sign in

       -        Work queues & reporting

       -        Deposits

       -        Withdrawals

       -        Pending purchases

Mazarin management features include:

       -        Management access

       -        User ID & password sign in

       -        Reporting

       -        Key business indicators

       -        Merchant financial summaries

       -        Consumer financial summaries

       -        Sales performance

       -        Employee productivity

GENERAL

Employees

At September 30, 2004 the Company had no employees and operated with ten consultants.

Development Stage

The Company is currently a development stage company and no significant revenues have been earned from the operation of the Company.

ITEM 2.     DESCRIPTION OF PROPERTY

Property consists of office furniture and equipment and approximately 1,400 square feet of leased office space at 235 Montgomery St, San Francisco, CA

ITEM 3.     LEGAL PROCEEDINGS

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Stock Trading Activity

Quarter Ended	High	Low	Close	Volume
9/30/2004	0.50	0.45	0.50	415,713
6/30/2004	0.75	0.70	0.75	464,679
3/31/2004	1.31	1.00	1.20	1,565,624
12/31/2003	0.30	0.20	0.30	557,351
9/30/2003	0.90	0.18	0.18	87,300
6/30/2003	1.00	0.25	0.85	165,100
3/31/2003	1.00	0.03	0.75	14,668
12/31/2002	0.03	-	0.01	22,812
9/30/2002	0.01	0.02	0.01	352,400
6/30/2002	0.01	0.01	0.01	63,800
3/31/2002	0.01	0.02	0.01	87,500
12/31/2001	0.03	0.01	0.01	215,000
9/30/2001	0.25	0.02	0.03	340,700
6/30/2001	0.06	0.02	0.03	142,700

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

The past 12 months have been one of dramatic change for SVC Financial Services, In c.   Following the successful merger between PocketPass and Secure Sign (October 1, 2003), the name of the company was changed to SVC Financial Services and offices were established in the heart of California's Silicon Valley.   The company is under new management and new products are under development.

SVC's background was in developing a micropayment product for Internet purchases, however it was determined that a larger and more profitable market was possible if the company transitioned to a full service Internet transaction company; One of the main challenges with that strategy was that the internet transaction business has become something of a commodity business in the last 2-3 years, with price being the main driving force.

After a thorough analysis of the market SVC adopted a strategy of creating value added software applications that offer a unique range of user services, the goal of these services is to drive transactions to the SVC gateway.   To supply our users and partners with these services SVC provides an integrated suite of secure electronic payment, web application, development digital rights management and multimedia authoring solutions.  Our customer focus is on four vertical markets: the entertainment industries (downloaded music/movies), corporate marketing, the unbanked and the political/non profit arena.

SVC has created a real solution to the pirated music/Intellectual Property issue facing the record/film industry.  I t has all the security features that the content providers are looking for plus a high degree of user transparency, so it doesn't get in the way of the user at all.   The thing that really pulls it all together is that the product has a built in micropayment system that is much cheaper per transaction than anything on the market today, so selling a song at 99 cents using this system leaves more money on the table for both the content provider and the download service.

SVC has built and delivered a platform that has a Digital Rights Management and sales system that is fully integrated with a multipurpose payment platform and designed for online and offline transactions, micropayments,

and peer-to-peer e-commerce.   The ongoing concern of intellectual property owners is consumers that might buy a digital product, copy that file and put it on the web for all to see and download.

The SVC product (The Mazarin Platform) enables authors, musicians, filmmakers, software developers and others to take full advantage of the Internet as a powerful distribution and marketing channel, while at the same time protecting their rights and ensuring that they get paid.

The SVC gateway incorporates advanced security and fraud detection technology which reduces transaction overhead by significantly reducing chargeback costs.  Our gateway is capable of handling over 2.5 million transactions per day and supports: Stored Value Accounts, Membership Management, Loyalty Programs and Advanced Online Reporting & CRM.

In addition to the Entertainment industry, SVC has recently entered the political arena by creating a unique application called IPP (Interactive Political Profile).   This application allows a rich media message to be placed directly on a voter's desktop, offering a real opportunity for real time polling and real time messaging to the vote r.   This product is particularly attractive to the political area right now because of the McCain - F eingold  Bill that recently passed and became law this year.  Of particular interest at this time is SVC's push into the "unbanked" market with an innovative and unique solution using Mobile Technology.

Significant Developments

In December of 2003 SVC announced:

The appointment of Chris Sorenson as vice president of operations.   A veteran executive of numerous early stage companies, Sorensen has extensive experience with all aspects of early stage operations including business strategy planning, technology design and development, executive leadership, sales, and online marketing.  Mr. Sorensen brought to SVC a unique combination of skills and experience that included both Internet payment systems and digital content management, two of SVC's core area s.   Mr. Sorensen has been tasked with SVC's payment services, digital rights management and stored-value card businesses.

The completion of a follow-on round of investment from current investors. The new funding was used to accelerate the company's launch in growth markets related to cash and web-based micro-payment systems, digital rights management and pre-paid stored-value cards.

The signing of a national sales agreement with Early Harvest, a national sales and marketing fir m.   Early Harvest provides SVC the benefits of a dynamic sales force that is extremely active in its target markets without the need for increasing overhead through additional headcoun t.

During 2004 SVC announced:

The appointment of Bradford C. Auerbach to provide advice and counsel for SVC's media business development.

Mr. Auerbach is a highly esteemed business development and legal affairs professional who has held senior executive positions at industry leaders such as Marine Channel Enterprises, Starz Encore Media Group, Measat/ASTRO, Philips Media and Walt Disney Studio s.   He also has worked extensively with innovative media organizations such as Warner Music Group, Flexplay, DVD Entertainment Group and the J. Paul Getty Museum.

A proposal to acquire XMLAuthor, Inc., a privately held software development company with headquarters in Draper, Utah and offices in Phoenix, Arizona.  XMLAuthor is the developer of MediaForge a powerful software authoring tool for building Multimedia applications, both stand-alone and Internet base d.   Internet based applications can run either embedded within a web page using the MediaForge Mirage technologies or in a standalone application.  The Company decided not to pursue the acquisition of XMLAuthor, Inc.

An OEM Agreement with Verimatrix.  Verimatrix, a provider of high-end security for video-on-demand and protection of digital creations.   The partnership offers entertainment and media companies a powerful and secure suite of scalable rich media application generator software, SVC Payment Services, robust DRM and a new mobile commerce application solution.

During the second quarter of 2004 SVC announced:

The launch of the Mazarin Media Platform ~~.~~   The SVC Mazarin Media Platform is a rich media application generator that allows virtually any user to rapidly deliver browser-based application s.   Our solution platform integrates highly secure SVC Payment Services with the Mazarin application generator that delivers 'smart' applications for sales, marketing, research and promotional activities.   SVC payment Services also provides a unique, cost-effective peer-to-peer mobile solution for cash-based consumers such as teens, s tudents and friends-and-family for local and international reimbursement and remittance transactions.

A Strategic Marketing Alliance with Command Technology.  Command Technology, is one of Europe's leading providers of products and services to automate and monitor corporate marketing processes.   The SVC-Command partnership offers European financial services, entertainment and media companies scalable rich media application generator software, SVC Payment Services, robust Digital Rights Management and a powerful mobile commerce application solution.

A New Partner, Alliance Group International for Outbound Marketing, Data Mining and Email Campaign Suppor t.   The Alliance Group International supports SVC customers requiring outbound marketing and email campaigns.   Since 1987, The Alliance Group International (AGI) has collaborated with over 450 technology companies to generate revenue.   AGI has extensive databases for target markets, to build intelligent sales lead and opportunity management systems.

During the third quarter of 2004 SVC announced:

SVC President Chris Haigh addressed the American Banking Association on Smart Card technolog y.   Mr. Haigh also spoke at the FBI Peer to Peer Summit on Child Pornography.

An agreement between World Trust Foundation & SVC Financial to enable immediate online donations.   The World Trust Foundation is a Los Angeles-based nonprofit organization whose programs enable youth from different nations to use technology to work and learn together.

The WTF offers a range of programs enabling young people in different parts of the world to meet in virtual classrooms and by other electronic venues, thus reaching across international borders, time zones and cultural divides to collaborate on educational projects and learn more about each other.   SVC and the World Trust combined to provide an electronic jump-start to WTF's Internet fundraising, The SVC Mazarin platform will allow WTF to speak in a very direct and compelling way to their contributors, and the SVC electronic payment capability will allow those contributors to make secure and immediate donations.

Significant Financial Developments

The Company had authorized 50,000,000 shares of Common Stock with no par value, of which 30,765,641 and 16,092,744 shares were issued and outstanding at September 30, 2004 and 2003, respectively.  Holders of Common Stock are entitled to one vote for each share held.

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

In 2004, 145,925 shares were issued to contractors and vendors in settlement of services rendered in the amount of $125,995.

During July and August 2004, 20,000 shares were issued at $0.50 per share in settlement of $10,000 of debt and 18,667 shares were issued at $.32 per share for cash totaling $6,000.

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

During September 2004 the company sold convertible debentures totaling $75,000 at 8% interest due March 21, 2005.  This debt is convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 250,000 exercisable at $.30 per share for 3 years were also issued with this debt

The year ended September 30, 2004 includes 651,734 shares earned by contractors and vendors for a total expense of $374,881 and 388,890 shares for vested options at a total expense of $186,667.

The common stock issuable of $104,311 at September 30, 2004 consists of: $14,450 of cash received in anticipation of issuing 57,800 shares of common stock; $4,236 of services received in anticipation of issuing 16,944 shares of common stock, 107,582 shares to be issued in payment of $85,625 for management and consulting services and 40,000 shares to be issued in payment for $20,000 for services rendered.

The results for the year ended September 30, 2004 include $1,186,975 of interest expense which is amortization of the value of the warrants.  The results for the year ended September 30, 2004 also include $199,227 of interest expense which is the value of the beneficial conversion feature of debt.  The value of the warrants and beneficial conversion features of debt were calculated using the Black-Scholes method.  The value of warrants associated with the debt is being amortized over the life of the warrants.  The beneficial conversion feature was all expensed since the debt was convertible at any time.

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003

Revenues

During the year ended September 30, 2004 the Company generated revenues of $11,258, a 44% decrease compared to the year ended September 30, 2003 during which the Company generated revenues of $20,032.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.   Future revenue will come from products currently under development.

Expenses

Total operating expenses increased $1,367,990 (290%) from $472,442 during the year ended September 30, 2003 to $1,840,432 during the year ended September 30, 200 4.   The increase is due to increased cost in four areas:  a $177,962 (139%) increase in compensation for management and administrative staff, a $627, 171 increase in stock based compensation which is the market value during the month earned of shares paid to contractors and vendors, a $ 512,584 (231%) increase in professional fees paid for software development and marketing and business development and a $52,427 (445%) increase in marketing costs.

Interest Expense

Interest expense increased $1,307,063 (954%) from $136,989 during the year ended September 30, 2003 to $1,444,052 during the year ended September 30, 2004. Interest expense decreased due to $784,764 of principal and accrued interest being converted to equity.  However this was more than offset by increases in interest due to interest on additional borrowings of $234,500 during the year and $1,364,470 for amortization of the value of warrants, as calculated using the Black Scholes method, issued in relation to additional debt and extensions of due dates on other debt.

Other income and expenses

Other expense for the year ended September 30, 2004 includes $199,227 expense as the value of the beneficial conversion feature of some debt, also calculated using the Black Scholes method.  The value of the beneficial conversion feature is required to be expensed immediately since the debt is convertible at any time.

There was a $23,423 (47%) reduction in gain on extinguishment of debt.

The net loss increased $2,880,304 (508%) from $566,619 during the year ended September 30, 2003 to $3,446,923 during the year ended September 30, 2004.

Liquidity and Capital Resources

During the year ended September 30 , 2004 net cash used in operating activities was $ 591,262 compared to cash used by operating activities of $ 367,237 during the year ended September 30, 2003.

For the year ended September 30, 2004 investing activities used $100,473 of cash compared to $10,000 in 2003.  Investment in the Mazarin Platform software development used $90,000 in 2004 and $10,000 in 2003; $ 10,473 was spent on fixed assets in 2004, primarily computers and servers.

For the year ended September 30, 2004, financing activities provided $ 660,214 of funds: $ 238,181 from issuance of common stock (net of issuance costs), and $269,500 from borrowings on related party notes payable .  As of September 30, 2004, we had an approximate indebtedness of $1,631,357.

During fiscal 2004 cash provided by financing activities was $721,186 compared to $366,295 cash provided by financing activities during fiscal 2003 ~~.~~   The increase was attributed to borrowings of $269,500, an increase in interest payable of $60,972 and proceeds from issuance of common stock, net of issuance costs, of $390,714.

Our existing capital resources will not be adequate to fund our operations for more than two to six month s.   We have not sustained positive earnings or cash flow and we are required to incur significant expenses to complete product development, take it to market and be competitive.   Consequently, we will require additional funds during the next two to six months to execute our strategy of acquiring new business opportunitie s.   Additional financing may not be available on favorable terms or at all.   If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our search for new business opportunities.

We cannot predict the extent of investor interest in the Company, which will lead to future sales of equity securities to fund our current business.  It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of debt instruments. Therefore, in early 2005 we plan to seek new capital through the issuance of additional shares of the Company, either through a public offering or private placement, at prices that have yet to be determined.  Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fees for these services.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.   However, the Company has no established source of revenue, has experienced net operating losses of $6,023,787 since inception, had a net loss of $3,446,923 and a negative cash flow from operations of $ 291,262 for the year ended September 30, 2004, and has working capital and stockholder's deficiencies of $1,083, 470 and $974,246, respectively, as of September 30, 200 4.   These factors raise substantial doubt about the Company's ability to continue as a going concern.   Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  Management is in the process of seeking additional capital, and has raised additional debt and equity capital subsequent to year-end.   These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Factors That May Affect Future Results Of Operations

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

Because we are a Development Stage Company and have a limited operating history, an investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies.  We cannot guarantee that we will succeed in achieving these goals, and there can be no assurance we will ever achieve or sustain profitability ~~.~~   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

We incurred net losses of approximately $3,446,923 for fiscal the year ending September 30, 2004.   At September 30, 2004, we had an accumulated deficit of approximately $6,023,787 as compared to $2,576,864 for the fiscal year ended September 30, 2003.   We expect to incur significant operating losses on a quarterly basis in the future.

Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to approximately $152,000 and  $40,000 for the years ended September 30, 2004 and 2003, respectively.  Approximately $57,000 was due this shareholder at September 30, 2004.

Two directors provided marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $57,200 and $9,300 for the years ended September 30, 2004 and 2003 respectively.  Amounts due these directors amounted to $49,200 and $25,400 at September 30, 2004 and 2003, respectively and are included in accounts payable and accrued expenses.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities."  FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities").  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of the provisions of FIN 46 will not have an impact on the financial condition or results of operations.

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

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R").  FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We adopted FAS 123R effective with the year ended September 30, ~~2005~~ 2004 ..  With the adoption of this new statement, we will have to recognize substantially more compensation expense.  This may have a material adverse impact on our financial position and results of operations.

FORWARD-LOOKING STATEMENTS

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing ~~.~~   Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies ~~.~~   Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").   The Reform Act does not apply to initial registration statements, including this filing by the Company ~~.~~   The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act ~~.~~   Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

ITEM 7.     FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent Auditors' Reports

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of changes in Stockholders' Deficiency

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders

SVC Financial Services, Inc. and Subsidiary

San Francisco, California

We have audited the accompanying consolidated balance sheet of SVC Financial Services, Inc. ("SVC") as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for years ended September 30, 2004 and 2003 and the period starting January 1, 2002, to September 30, 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of SVC (f/k/a PocketPass.com, Inc.) from inception on August 23, 1999 through December 31, 2001.  The consolidated financial statements as of December 31, 2001 and for the period from inception on August 23, 1999 through December 31, 2001, were audited by other auditors whose reports reflected a net loss of $1,654,526 of the total net loss from inception.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVC Financial Services, Inc. as of September 30, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the accompanying consolidated financial statements, for the year ended September 30, 2004 the Company experienced a net loss from operations of $3,446,923 and as of September 30, 2004, the Company had a negative working capital deficit of $1,083,000 and had a negative stockholders' deficit of $974,246.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also discussed in Note 10.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg & Company, LLP

Pohl, McNabola, Berg & Company, LLP

Certified Public Accountants

San Francisco, California

March 10, 2004

SVC Financial Services, Inc. and Subsidiary

(A Development Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Balance Sheets

September 30, 2004 and 2003

	2004	2003
Assets
Current Assets
Cash	$28,038	$59,559
Interest receivable on related party receivable	-	3,903
Receivable from related party	-	35,000
Prepaid expenses and other	1,292	-
Total Current Assets	29,330	98,462

Property and Equipment
Cost	87,763	77,290
Accumulated depreciation and amortization	(78,539)	(77,290)
Net	9,224	-

Other Assets
Work in progress - software	100,000	10,000
Total Other Assets	100,000	10,000

Total Assets	$138,554	$108,462

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$564,037	$83,424
Accrued interest on related party notes payable	146,237	246,445
Notes payable to related parties	341,448	1,035,699
Deferred compensation (net of accrued interest)	61,078	31,571
Total Current Liabilities	1,112,800	1,397,139

Stockholders' Deficiency
Common stock, no par value, 50,000,000 shares authorized,
30,765,641 and 16,092,744 shares issued and outstanding
at September 30, 2004 and 2003, respectively.	4,945,230	1,288,187
Common stock issuable - 222,326 shares	104,311	-
Deficit accumulated during the development stage	(6,023,787)	(2,576,864)
Total Stockholders' Deficiency	(974,246)	(1,288,677)

Total Liabilities and Stockholders' Deficiency	$138,554	$108,462

The accompanying notes are an integral part of these financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Operations

For the Years Ended September 30, 2004 and 2003, and

For the Period from Inception (August 23, 1999) to September 30, 2004 and 2003

			Inception
	Year ended September 30,		(August 23, 1999) to
	2004	2003	September 30, 2004

Revenues	$11,258	$20,032	$61,260
Cost of Goods Sold	(136)	(23,756)	(37,440)
Gross Profit	11,122	(3,724)	23,820

Expenses:
Salaries	306,333	128,371	1,041,926
Professional fees	734,873	222,289	1,421,968
Stock-based compensation	627,171	-	627,171
Facilities	35,261	52,401	243,409
Marketing	64,200	11,773	102,848
Other	71,345	36,889	550,162
Depreciation and amortization	1,249	20,719	69,599
Total Expenses	1,840,432	472,442	4,057,083

Net loss from operations	(1,829,310)	(476,166)	(4,033,263)

Other Income (Expense)
Interest expense	(1,444,052)	(136,989)	(1,849,021)
Beneficial conversion expense on debt	(199,227)	-	(199,227)
Financing fees	(1,000)	(7,675)	(51,175)
Gain on extinguishment of debt	26,666	50,089	76,755
Interest income	-	4,122	5,130
Total Other Income (Expense)	(1,617,613)	(90,453)	(2,017,538)

Net loss before income taxes and
minority interest in net loss of subsidiary	(3,446,923)	(566,619)	(6,050,801)

Minority interest in net loss of subsidiary	-	-	27,014

Net Loss	$(3,446,923)	$(566,619)	$(6,023,787)

Basic and diluted loss per common share	$(0.13)	$(0.04)	$(0.23)
Weighted average number of shares outstanding, basic and diluted	27,352,608	16,092,744	26,377,523

The accompanying notes are an integral part of these financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2004 and 2003, and

For the Period from Inception (August 23, 1999) to September 30, 2004 and 2003

			Inception
	Years Ended September 30,		(August 23, 1999) to
	2004	2003	September 30, 2004

Cash flows from operating activities:
Net Loss	$(3,446,923)	$(566,619)	$(6,023,787)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation & amortization	1,249	20,719	78,539
Bad debt expense	5,000	-	5,000
Warrant valuation & amortization	1,581,749	-	1,600,660
Issuance of common stock for services	675,173	1,069	685,754
Common stock issuable for services	-	-	40,000
Loss on disposal of fixed assets	-	-	10,712
Gain on extinguishment of debt	(26,666)	(50,089)	(50,089)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	1,944	-
(Increase) Decrease in prepaid expenses and other	(1,292)	23,110	(1,292)
Increase in accrued interest payable	60,972	128,114	307,502
Increase in accounts payable	559,476	74,515	702,630
Net cash used in operating activities	(591,262)	(367,237)	(2,644,371)

Cash flows from investing activities:
Software under development	(90,000)	(10,000)	(100,000)
Purchase of fixed assets	(10,473)	-	(98,475)
Net cash used in investing activities	(100,473)	(10,000)	(198,475)

Cash flows from financing activities:
Borrowings on related party notes payable	269,500	238,181	1,523,000
Proceeds from issuance of common stock - net of issuance costs	390,714	-	1,282,934
Common stock issuable	-	-	64,950
Net cash provided by financing activities	660,214	238,181	2,870,884

Adjustment to Retained Earnings for disposal of subsidiary	-	-	-

Increase (Decrease) in cash	(31,521)	(139,056)	28,038

Cash at beginning of period	59,559	198,615	-

Cash at end of period	$28,038	$59,559	$28,038

Supplemental disclosure of non-cash activities:
Common stock issuable in settlement of accounts payable	$438,986	$-	$462,508
Common stock issuable in settlement of accrued interest	$161,265	$-	$161,265
Issuance of common shares in redemption of debt	$623,500	$-	$623,500
Value of warrants	$1,382,522	$-	$1,382,522
Value of beneficial debt conversion feature	$199,227	$-	$199,227
Assumption of liabilities in connection with merger	$171,583	$-	$171,583

The accompanying notes are an integral part of these financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Changes in Shareholders' Deficiency

For the Period from Inception (August 23, 1999) to September 30, 2004 and 2003

	Common Stock		Common Stock		Accumulated		Total Shareholders' Equity
	Shares	Amount	Issuable		Deficiency		(Deficiency)
Common Stock issued	13,369,236	$718,432	$-		$-		$718,432
Net loss for the year ended September 30, 1999	-	-	-		(113,449)		(113,449)

Balance at September 30, 1999	13,369,236	718,432		-	(113,449)		604,983

Common stock issued	2,299,015	184,538	-		-		184,538
Net loss for the year ended September 30, 2000	-	-	-		(1,014,257)		(1,014,257)

Balance at September 30, 2000	15,938,251	902,970		-	(1,127,706)		224,736

Common stock issued	141,128	377,124	-		-		377,124
Net loss for the year ended September 30, 2001	-	-	-		(376,761)		(376,761)

Balance at September 30, 2001	16,079,379	1,280,094		-	(1,504,467)		(224,373)

Net loss for the year ended September 30, 2002	-	-	-		(532,793)		(532,793)
Sale of common stock	13,365	8,093	-		-		8,093
Common stock issued for services	-	-	-		27,014		27,014
Equity adjustment from disposal of subsidiary
			-
Balance at September 30, 2002	16,092,744	$1,288,187		$-	$(2,010,246)	-	$ (722,059)

Net loss for the year ended September 30, 2003	-	-	-		(566,619)		(566,619)

Balance at September 30, 2003	16,092,744	1,288,187	-		(2,576,864)		(1,288,677)

Reverse merger adjustment	1,989,251	(171,583)	-		-		(171,583)
Common stock issued in settlement of accounts payable	1,313,928	184,100	-		-		184,100
Valuation of warrants issued	-	1,245,575	-		-		1,245,575
Stock-based compensation	388,890	186,667	-		-		186,667
Common stock issuable	4,000,000	200,000	104,311		-		304,311
Common stock issued in settlement of debt and accrued interest	5,178,427	802,764	-		-		802,764
Issuance costs	-	(58,600)	-		-		(58,600)
Sale of common stock	1,010,667	295,000	-		-		295,000
Common stock issued for services	651,734	374,881	-		-		374,881
Value of warrants issued for debt extension	-	328,012	-		-		328,012
Value of beneficial debt conversion feature	-	199,227					199,227
Warrants exercised in settlement of accounts payable	40,000	20,000	-		-		20,000
Warrants exercised for cash	100,000	51,000	-		-		51,000
Net loss for the year ended September 30, 2004	-	-	-		(3,446,923)		(3,446,923)

Balance at September 30, 2004	30,765,641	$4,945,230	$104,311		$(6,023,787)		$(974,246)

The accompanying notes are an integral part of these financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

1.

Nature of Operations

SVC Financial Services, Inc.  (the "SVC" or "the Company"), formerly Secure Sign, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado.  Contractor's Directory, Inc., was purchased on April 17, 1999 in a stock for stock transaction exchange.  In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.

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

2.

Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of SVC Financial Services, Inc., and its wholly owned subsidiary, PocketPass.com, Inc.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Advertising

Advertising costs are expensed in the year incurred.  There were no advertising costs for the years ended September 30, 2004 and 2003.

Fixed Assets

Property and equipment were stated at cost less accumulated depreciation and amortization.  Expenditures for major additions and improvements of $1,000 or greater were capitalized, and minor replacements, maintenance and repairs were charged to expense as incurred.  Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

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

Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share.  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potentially dilutive securities were not included in the calculation of loss per share for the years ended September 30, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the years ended September 30, 2004 and 2003.

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

Capitalized Software Costs

The Company accounts for the development cost of software in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use.  The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period.  Accordingly, the Company did not capitalize any development costs in 2004 or 2003.  The Company capitalizes software acquired through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.  As a result, the Company has capitalized software costs at September 30, 2004 and 2003 of $100,000 and $10,000 respectively.

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at September 30, 2004 and 2003.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the years ended September 30, 2004 and 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities."  FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities").  Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of the provisions of FIN 46 will not have an impact on the financial condition or results of operations.

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

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R").  FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We adopted FAS 123R effective with the year ended September 30, 2005.  With the adoption of this new statement, we will have to recognize substantially more compensation expense.  This may have a material adverse impact on our financial position and results of operations.

3.

Property and Equipment

Property and equipment consist of the following:

	September 30,
	2004	2003

Computer equipment	$52,984	$48,017
Furniture and fixtures	27,195	27,195
Software	7,584	2,078

	87,763	77,290

Less accumulated depreciation and amortization	(78,539)	(77,290)

	$9,224	$-

Depreciation expense for the years ended September 30, 2004 and 2003 was approximately $1,249, and $20,719, respectively.

4.

Equity

The Company had authorized 50,000,000 shares of Common Stock with no par value, of which 30,765,641 and 16,092,744 shares were issued and outstanding at September 30, 2004 and 2003, respectively.  Holders of Common Stock are entitled to one vote for each share held.

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

In 2004, 145,925 shares were issued to contractors and vendors in settlement of services rendered in the amount of $125,995.

During July and August 2004, 20,000 shares were issued at $0.50 per share in settlement of $10,000 of debt and 18,667 shares were issued at $.32 per share for cash totaling $6,000.

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

During September 2004 the company sold convertible debentures totaling $75,000 at 8% interest due March 21, 2005.  This debt is convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 250,000 exercisable at $.30 per share for 3 years were also issued with this debt.

The year ended September 30, 2004 includes 651,734 shares earned by contractors and vendors for a total expense of $374,881 and 388,890 shares for vested options at a total expense of $186,667.

The common stock issuable of $104,311 at September 30, 2004 consists of: $14,450 of cash received in anticipation of issuing 57,800 shares of common stock; $4,236 of services received in anticipation of issuing 16,944 shares of common stock, 107,582 shares to be issued in payment of $85,625 for management and consulting services and 40,000 shares to be issued in payment for $20,000 for services rendered.

The results for the year ended September 30, 2004 include $1,186,975 of interest expense which is amortization of the value of the warrants.  The results for the year ended September 30, 2004 also include $199,227 of interest expense which is the value of the beneficial conversion feature of debt.  The value of the warrants and beneficial conversion features of debt were calculated using the Black-Scholes method.  The value of warrants associated with the debt is being amortized over the life of the warrants.  The beneficial conversion feature was all expensed since the debt was convertible at any time.

5.

Other Stock-Related Information

The Company grants stock options to employees and consultants and warrants to investors.  The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for both 2004 and 2003:  risk-free interest rate of 3%; expected dividend yield of 0%; expected volatility of approximately 419% in 2004 and 339% in 2003 and expected lives of approximately 3 years.

The cost of stock options is recognized on a straight-line basis over its vesting period.

Stock Options and Warrants	Number of Options	Weighted average exercise price	Average Market Price
Balance outstanding at September 30, 2001	5,570,000	$0.02	$0.25
Granted	3,288,900	0.16	0.22
Exercised	-
Expired	-
Balance outstanding at September 30, 2002	8,858,900	0.07	0.12
Granted	4,797,499	0.13	0.52
Exercised	-
Expired	(1,020,000)	(0.01)	n/a
Balance outstanding at September 30, 2003	12,636,399	0.10	0.18
Granted	7,280,666	0.49	0.66
Exercised	(240,000)	0.50	0.86
Expired	(2,005,000)	(0.04)	n/a
Balance outstanding at September 30, 2004	17,672,065	$0.27	$0.50

Summarized information about stock options and warrants outstanding as of September 30, 2004 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Number	Weighted average exercise price	Average Remaining Life (years)	Number	Weighted average exercise price
$.01 - $.10	3,835,000	$0.03	6.13	3,223,896	$0.02
$.15	8,370,000	0.15	5.34	8,370,000	0.15
$.28 - $.50	3,023,065	0.39	4.50	3,023,065	0.39
$.75	1,222,000	0.75	0.57	1,222,000	0.75
$1.00	1,222,000	1.00	1.07	1,222,000	1.00
	17,672,065	$0.27	4.24	17,060,961	$0.27

Summarized information about stock options and warrants outstanding as of September 30, 2003 is as follows:

Outstanding	Exercisable

Exercise Price Range	Number	Weighted average exercise price	Average Remaining Life (years)	Number	Weighted average exercise price
$.01	4,450,000	$0.01	6.49	4,450,000	$0.01
$.05	1,000,000	0.05	3.00	55,556	0.05
$.10	425,000	0.10	4.17	425,000	0.10
$.15	6,349,999	0.15	5.72	6,349,999	0.15
$.28	411,400	0.28	4.63	411,400	0.28
	12,636,399	$0.10	4.24	11,691,955	$0.10

6.

Income Taxes

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at September 30, 2004 and 2003 are summarized as follows:

	2004
	State	Federal	Total
Deferred Tax Asset
Accrued expenses and deferred compensation	$8,571	$32,967	$41,538
NOL Carryforward	217,181	960,315	1,177,496
Total	225,752	993,282	1,219,034

Less Valuation Allowance	(225,752)	(993,282)	(1,219,034)
Net Deferred Tax Asset	$-	$-	$-

	2003
	State	Federal	Total
Deferred Tax Asset
Accrued expenses and deferred compensation	$2,918	$11,224	$14,142
NOL Carryforward	120,902	343,140	464,042
Total	123,820	354,364	478,184

Less Valuation Allowance	(123,820)	(354,364)	(478,184)
Net Deferred Tax Asset	$-	$-	$-

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

The Company has available federal net operating loss carry forwards of $4,323,050, which expire at various dates through the year 2024.  The Company has available state net operating loss carry forwards of $2,456,799, which expire at various dates through the year 2014.

The difference between the statutory tax rate and Company's effective tax rate is summarized as follows:

	Years ended September 30,
	2004	2003
Statutory federal income tax rate	(34.00)%	(34.00)%
State income taxes, net of Federal benefit	(8.84)%	(8.84)%

Change in valuation allowance	42.84%	42.84%

Tax	0.00%	0.00%

The valuation allowance increased by $1,219,034 and increased by $478,184 during the years ended September 30, 2004 and 2003, respectively.  The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not.  Accordingly, a deferred income tax benefit for the year ended December 31, 2004 has not been recognized in these financial statements.

7.

Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to approximately $152,000 and none for the years ended September 30, 2004 and 2003, respectively.  Approximately $57,000 was due this shareholder at September 30, 2004.

Two directors provided marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $57,200 and $9,300 for the year ended September 30, 2004 and 2003 respectively.  Amounts due these directors amounted to $49,200 and $25,400 at September 30, 2004 and 2003, respectively and are included in accounts payable and accrued expenses.

8.

Commitments

On February 28, 2004, the Company entered into an operating lease for its office space in San Francisco expiring in February 28, 2006 which was amended in July 2004 and February 2005 to add space and extend the term to August 31, 2008.  The lease requires minimum lease payments as follows:

Years ending September 30,
2004	$10,726
2005	34,656
2006	43,356
2007	45,454
2008	43,320

Future minimum lease payments	$177,512

9.

Notes Payable

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following at September 30:

	2004	2003
8% per annum convertible promissory notes due and payable on February 28, 2005. The notes are secured by substantially all of the assets of the Company.	$175,500	$799,000
10% per annum convertible promissory note due and payable on February 28, 2005. This note is secured by substantially all of the assets of the Company.	450,000	450,000
8% per annum convertible promissory notes due and payable in January and March 2005. The notes are secured by substantially all of the assets of the Company.	225,000	-
Payable to SVC (pre-merger)	-	114,186
Note due Chris Dieterich	5,000	-
Note due Lichter Weil	4,500	-

	860,000	1,363,186

Less imputed interest	(518,552)	(327,487)

	$341,448	$1,035,699

On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $450,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note will remain as originally executed.  The value of the warrants was calculated to be $328,012 using the Black-Scholes method and is being amortized over the life of the warrants.  The results for the year ended September 30, 2004 include $164,005 interest expense as amortization expense on the value of the warrants of this transaction and also includes $121,988 expense which is the value of the beneficial conversion feature of this debt.

10.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of approximately $6,024,000 since inception, had a net loss of approximately $3,447,000 and a negative cash flow from operations of $652,000 for the year ended September 30, 2004, and has working capital and stockholder's deficiencies of approximately $1,022,000and $974,000, respectively, as of September 30, 2004.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

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

During October 2004 $5,000 was raised via private placement.  The investor in this placement acquired 10,000 shares at a price of $.30 per share.

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

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ration of $.233 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  These restricted shares were issued at $.20 per share for a total of $112,500.  As of March 7, 2005 the entire credit facility has been drawn down.

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

During the three months ended December 31, 2004, 123,829 shares were issued to contractors and vendors in settlement of services totaling $47,499.

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

ITEM 8A.    CONTROLS AND PROCEDURES

The Company could not timely file its Annual Report Form 10-KSB for the year ended September 30, 2004 due to reasons that could not be eliminated without unreasonable effort or expense, namely lack of financial resources to hire adequate staffing.  The Company hired a very experienced Chief Financial Officer on March 1, 2005 who is taking steps to ensure that all future filings are on a timely basis.

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH

                  SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of September 30, 2004 the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

NAME	POSITION	HELD POSITION SINCE
Len Hartkemeier	Director	September 12, 2003
Harvey Bornstein	Director	September 12, 2003
Christopher Haigh	President/CEO/Director	September 12, 2003
M. Yaqub Mirza	Director	September 12, 2003
Inder Singh	Director	September 12, 2003

Len Hartkemeier, 56, has worked full time as a consultant for Hartkemeier and Company, Inc. for over 20 years.  In this capacity, he has advised many young companies in the development of their business plans, corporate goals, marketing plans, financial structure, employee needs, and potential sources of financing.  He has also performed due diligence for clients looking for investments.  He also assists small and large companies in strategic planning.  Such client companies have included ventures involved with digital signage, natural beverages, movie distribution, and efficient energy production.  Previously, Mr. Hartkemeier was a stockbroker with the Beverly Hills offices of Smith, Barney, Harris, Upham & Co. and Sutro & Co where he specialized in portfolio structuring, municipal bond sales, and tax advantaged investments for very high net worth clients.  Mr. Hartkemeier is a graduate of the University of California, Los Angeles where he received a bachelor's degree and completed graduate studies in Economics.  He resides in Malibu, California.

Christopher Haigh,  54,  is currently the President of the Tyburn Group, which provides marketing and management services to entertainment and communications companies, since 1986.  Mr. Haigh has been creative director and department head at Transcom Software and an executive at MSH Entertainment from 1996 to 1999.  During 2000, he led marketing initiatives at ePIT systems and Chuckwalla.  He has founded two companies: East End

Communications in 1981 and eCurator.com in 1999.  He is a graduate of Oxford University and the Central School of Drama in London.

M. Yaqub Mirza, 57.  Dr. Mirza has served as a director of Linuxworks, Inc. since 1992.  Since June 1998, Dr. Mirza served as President and Chief Executive Officer of Sterling Management Group, a business development and management consulting services company.  Since March 1995, Dr. Mirza has served as President and Chief Executive Officer of MarJac Investments, an international investment firm, and served as it Executive Vice-President from April 1997 to March 1995.  Dr. Mirza also serves as Chairman of the Board of Directors of Jugos Concentrados, a Chilean manufacturer of juice concentrates and as Trustee and Chairman of Amana Mutual Funds Trust.  Dr. Mirza holds a B.S. in Physics and Mathematics from the University of Punjab, Pakistan, a M.S. in Physics from the University of Karachi, Pakistan and a Ph.D. in Physics and M.A. in Teaching Science from the University of Texas at Dallas.

Inder Singh, 59. Mr. Singh is Chairman, CEO and President of LynuxWorks.  Mr. Singh founded and served as Chief Executive Officer  of Excelan, a local area network, or LAN, company from May 1982 to April 1985.  In April 1997, Mr. Singh co-founded Kalpana, a Lan switch company.  Mr. Singh currently serves as Chairman and President of the Embedded Linux Consortium.  Mr. Singh holds a B.S. in Electrical Engineering from the Indian Institute of Technology, Delhi, India, an M.S. in Electrical Engineering and Computer Science from Polytechnic Institute of New York and a Ph.D. in computer science from Yale University.

Harvey Bornstein, 65, has been the owner of Bornstein & Associates from 1985 to the present and has served continuously as its Chief Executive Officer.  The Company provides management consulting and financial guidance to small, rapidly-growing high-technology companies.  Mr. Bornstein graduated from the University of Southern California in 1963 with a B.S. in Finance and Real Estate.

Involvement in Certain Legal Proceedings

None.

Family Relationships

There are no family relationships between any of the officers and/or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons beneficially owning more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company has undertaken an extensive review of the Section 16(a) reports filed on behalf of each person subject to Section 16(a) prior to September 30, 2004, to determine whether all of their reportable transactions in the Company's common stock were timely reported and to ensure proper reporting of all of their beneficial holdings. The review revealed that most, if not all, transactions were timely reported and the Company will undertake to assist the subject persons to file the necessary forms in the future. The Company has also developed new procedures to ensure improved compliance with Section 16(a) on an on-going basis.

Based solely on copies of such forms furnished as provided above, to the Company's knowledge all reports required under Section 16(a) during the most recent fiscal year or prior years has filed a Form 3.

Audit Committee Financial Expert

The entire Board of Directors of SVC Financial Services, Inc. serves as the Company's Audit Committee.  As of September 30, 2004, our Board of Directors has designated one audit committee financial expert as that term is defined in Item 401(e)(2) of Regulation S-B.  Charles L. Nuzum serves as the audit committee financial expert for the Company.  Nuzum is not an independent director.

Code of Ethics

We have adopted a "Code of Ethics for Directors, Officers and Employees", a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees is filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics for Directors, Officers and Employees that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

ITEM 10.     EXECUTIVE COMPENSATION

The Company has a contract with the Tyburn Group to provide Christopher Haigh, an employee of Tyburn Group, as the Chief Executive Officer of the Company.  The contract provides for  $225,000 of current and deferred compensation Haigh as well as options for 1,000,000 shares of the Company at an exercise price of $.05 per share.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During fiscal 2004, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2004 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

The Company's only written employment agreements is that with the Tyburn Group mentioned above.

Other than that disclosed above, no compensation was paid during Fiscal 2003 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
William Doehne	2004	0	0	0	0	0	0	0
Former President	2003	0	0	0	0	0	0	0
	2002	15,000	0	0	0	0	0	0
Christopher Haigh	2004	225,000	0	0	0	0	0	0
President/CEO/Director	2003	37,500	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
M. Yaqub Mirza	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
Inder Singh	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
Harvey Bornstein	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
Len Hartkemeier	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
Coya Cady	2004	0	0	0	0	0	0	0
Former Secretary/Treas.	2003	0	0	0	0	0	0	0
	2002	12,500	0	0	0	0	0	0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The tables below lists, as of September 30, 2004, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

Shareholdings of Directors and Executive Officers and 5% Holders

(As of September 30, 2004)

NAME	POSITION HELD	SHARES OWNED	PERCENTAGE
Singh, Inder*	Director	7,003,034	22.76%
Denoff, Douglas		4,000,000	13.00%
Perdue, W.L.		4,000,000	13.00%
Mirza, Yaqub*	Director	3,250,310	10.56%
Gold, Robert		2,634,000	8.56%
Haigh, Christopher	Director, CEO	563,978	1.83%
Hartkemeier, Leonard D.	Director	155,455	0.51%
Bornstein, Harvey W.	Director	155,454	0.51%
Officers and Directors as a group:		11,128,231	36.17%

* Includes shares beneficially owned by these shareholders, directly and indirectly

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.

A major shareholder provides legal services to the Company. The charges for such legal services amounted to approximately $152,000 and none for the years ended September 30, 2004 and 2003 respectively.  Approximately $57,000 was due this shareholder at September 30, 2004.

Two directors provide marketing and business consulting services to the Company. The charges for such marketing and business consulting services amounted to $57,200 and $9,300 for the nine months ended September 30, 2004 and 2003 respectively. Amounts due these directors amounted to $49,200 and $25,400 at September 30, 2004 and 2003, respectively and are included in accounts payable and accrued expenses.

ITEM 13.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Amounts billed by Pohl, McNabola, Berg & Company, LLP  total $81,500 which is $65,000 related to the annual financial statement audit and $16,500 related to reviews of quarterly financial statements filed in the reports on Form 10-Q.  No tax, consulting or other services were provided.

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

   I.

           1.     Index to Financial Statements

           2 .    Independent Auditors' Reports

           3.     Consolidated Balance Sheets at September 30, 2004 and 2003

           4.     Consolidated Statement of Loss and Accumulated Deficit for the years ended September 30, 2004 and 2003

           5.     Consolidated Statement of Cash Flows for the years ended September 30, 2004 and 2003 and the period from August 23, 1999 (inception) to September 30, 2004

            6.     Statement of Statement of Changes in Stockholders' Equity for the years ended September 30, 2004 and 2003 and period from August 23, 1999 (inception) to September 30, 2004

            7.     Notes to Financial Statements

     II.     Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 13:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     III. The exhibits are listed in the index of exhibits

(c) The index of exhibits

14.1	Code of Ethics
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVC Financial Services, Inc.,

a Colorado corporation

Date:  March  28, 2005

By: /s/ Christopher Haigh

Christopher Haigh, President and Director

By:  /s/ Charles L. Nuzum

Charles L. Nuzum, Chief Financial Officer

By:  /s/  Len Hartkemeier

Len Hartkemeier, Director

By: /s/ Harvey Bornstein

Harvey Bornstein, Director

By: /s/ M. Yaqub Mirza

M. Yaqub Mirza, Director

By : /s/ Inder Singh

Inder Singh, Director

CERTIFICATION                                                      Exhibit 31.1

I, Christopher Haigh, certify that:

1.   I have reviewed this annual report on Form 10-K of SVC Financial Services, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to  the year covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4.   The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

    (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Date: March  28, 2005

                                        /s/ Christopher Haigh

                                        ------------------------

                                        Christopher Haigh

                                        Chief Executive Officer

CERTIFICATION                                                      Exhibit 31.2

I, Charles L. Nuzum, certify that:

1.   I have reviewed this annual report on Form 10-K of SVC Financial Services, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4.   The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

    (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Date: March  28, 2005

                                         /s/ Charles L. Nuzum

                                         ----------------------------

                                         Charles L. Nuzum

                                         Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350  AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of SVC Financial Services Inc. (the "Company") on Form 10-K for the period ending September 30, 2004 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2005

                         /s/ Christopher Haigh

                         ------------------------

                         Christopher Haigh

                         Chief Executive Officer

 Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of SVC Financial Services, Inc. (the "Company ") on Form 10-K for the period ending September 30, 2004 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles L. Nuzum, Chief Financial Officer of the Company,

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2005

                          /s/ Charles L. Nuzum

                          ----------------------------

                          Charles L. Nuzum

                          Chief Financial Officer