Form 10QSB
period 2004-12-31
SVC FINANCIAL SERVICES INC
filed 2005-03-31
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2004

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

(Address of principal executive offices) (Zip code)

(866) 370-9600

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

Class Shares outstanding at December 31, 2004

---------------------------------------------------------------

Common Stock, no par value: 31,711,972

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

 Three Months Ended December 31, 2004 and 2003

TABLE OF CONTENTS

Consolidated Balance Sheet as of December 31, 2004 (unaudited)

Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003 and from inception (August 23, 1999) (unaudited)

Consolidated Statement of Cash Flow for the three months ended December 31, 2004 and 2003 and from inception (August 23, 1999) (unaudited)

Statements of Changes in Stockholders' Deficiency (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Balance Sheets

As of December 31, 2004 and September 30, 2004

	December 31, 2004	September 30, 2004
Assets	(unaudited)	(audited)
Current Assets
Cash	$2,690	$28,038
Prepaid expenses and other	1,292	1,292
Total Current Assets	3,982	29,330

Property and Equipment
Cost	88,856	87,763
Accumulated depreciation and amortization	(79,304)	(78,539)
Net Property and Equipment	9,552	9,224

Other Assets
Work in progress - software	100,000	100,000
Total Other Assets	100,000	100,000

Total Assets	$113,534	$138,554

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued liabilities	$598,161	$564,037
Accrued interest on related party notes payable	167,621	146,237
Notes payable to related parties	637,187	341,448
Deferred compensation (net of accrued interest)	61,183	61,078
Total Current Liabilities	1,464,151	1,112,800

Stockholders' Deficiency
Common stock, no par value, 50,000,000 shares authorized,
31,675,972 and 16,092,744 shares issued and outstanding
as of December 31, 2004 and September 30, 2004, respectively.	5,527,991	4,945,230
Common stock issuable - 222,326 shares	104,311	104,311
Deficit accumulated during the development stage	(6,982,920)	(6,023,787)
Total Stockholders' Deficiency	(1,350,617)	(974,246)

Total Liabilities and Stockholders' Deficiency	$113,534	$138,554

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Operations

For the Three Months Ended December 31, 2004 and 2003, and

for the Period from Inception (August 23, 1999) through December 31, 2004

			Inception
	Three months ended December 31,		(August 23, 1999) to
	2004	2003	December 31, 2004

Revenues	$3,938	$ 8	$65,198
Cost of Goods Sold	(375)	(136)	(37,815)
Gross Profit	3,563	(128)	27,383

Expenses:
Salaries	66,895	113,033	1,108,822
Stock-based compensation	87,499	122,950	714,672
Professional fees	89,086	220,192	1,511,052
Facilities	16,258	8,898	259,667
Marketing	16,764	7,500	119,612
Other	42,941	16,778	593,102
Depreciation and amortization	765	136	70,364
Total Expenses	320,208	489,487	4,377,291

Net loss from operations	(316,645)	(489,615)	(4,349,908)

Other Income (Expense)
Interest expense	(314,323)	(358,499)	(2,163,344)
Beneficial conversion expense on debt	(222,025)	-	(421,252)
Financing fees	(106,140)	(1,000)	(157,315)
Gain on extinguishment of debt	-	26,666	76,755
Interest income	-	-	5,130
Total Other Income (Expense)	(642,488)	(332,833)	(2,660,026)

Net loss before minority interest in net loss of subsidiary	(959,133)	(822,448)	(7,009,934)

Minority interest in net loss of subsidiary	-	-	27,014

Net Loss	$ (959,133)	$ (822,448)	$(6,982,920)

Basic and diluted loss per common share	$ (0.03)	$ (0.04)	$(0.26)
Weighted average number of shares outstanding, basic and diluted	31,099,176	21,408,249	26,711,051

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Changes in Shareholders' Deficiency

For the Period from Inception (August 23, 1999) through December 31, 2004

	Common Stock			Common Stock		Accumulated		Total Shareholders' Equity
	Shares	Amount		Issuable		Deficiency		(Deficiency)
Common Stock issued	13,369,236	$718,432			$-		$-		$718,432
-		-		-		(113,449)		(113,449)	(113,449)

Balance at September 30, 1999	13,369,236	718,432			-	(113,449)			604,983

2,299,015		184,538		-		-		184,538	184,538
-		-		-		(1,014,257)		(1,014,257)	(1,014,257)

Balance at September 30, 2000	15,938,251	902,970			-	(1,127,706)			(224,736)

141,128		377,124		-		-		377,124	377,124
-		-		-		(376,761)		(376,761)	(376,762)

Balance at September 30, 2001	16,079,379	1,280,094			-	(1,504,467)			(234,733)

-		-		-		(532,793)		(532,793)	(532,793)
13,365		8,093		-		-		8,093	570,869
-		-		-		27,014		27,014	8,093
									27,015
16,092,744		1,288,187		-		(2,010,246)		(722,059)
Balance at September 30, 2002	13,369,236	$718,432			$-		$-		$718,432

Net loss for the year ended September 30, 2003	-		-		-	(566,618)			(566,618)

Balance at September 30, 2003	16,092,744	1,288,187			-	(2,576,864)			(1,288,677)

Reverse merger adjustment	1,989,251	(171,583)			-	-			(171,583)
Common stock issued in settlement of accounts payable	1,313,928	184,100			-	-			184,100
Valuation of warrants issued	-	1,245,575			-	-			1,245,575
Stock-based compensation	388,890	186,667	-	-	186,667
Common stock issuable	4,000,000	200,000	104,311	-	304,311
Common stock issued in settlement of debt and accrued interest	5,178,427	802,764	-	-	802,764
Issuance costs	-	(58,600)	-	-	(58,600)
Sale of common stock	1,010,667	295,000	-	-	295,000
Common stock issued for services	651,734	374,881	-	-	374,881
Value of warrants issued for debt extension	-	328,012	-	-	328,012
Value of beneficial debt conversion feature	-	199,227			199,227
Warrants exercised in settlement of accounts payable	40,000	20,000	-	-	20,000
Warrants exercised for cash	100,000	51,000	-	-	51,000
Net loss for the year ended September 30, 2004	-	-	-	(3,446,923)	(3,446,923)

Balance at September 30, 2004	30,765,641	4,945,230	104,311	(6,023,787)	(974,246)

Sale of common stock	176,667	55,000	-	-	55,000
Restricted common shares issued	562,500	112,500	-	-	112,500
Common stock issued for services	123,829	47,499	-	-	47,499
Stock-based compensation	83,335	40,000	-	-	40,000
Valuation of warrants issued	-	105,737	-	-	105,737
Value of beneficial debt conversion feature	-	222,025	-	-	222,025
Net loss for the three months ended December 31, 2004	-	-	-	(959,133)	(959,132)

	31,711,972	$5,527,991	$104,311	$	$(1,350,617)

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2004 and 2003, and

for the Period from Inception (August 23, 1999) through December 31, 2004

			Inception
	Three Months Ended December 31,		(August 23, 1999) to
	2005	2004	December 30, 2004

Cash flows from operating activities:
Net Loss	$(959,133)	$(822,448)	$(6,982,920)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation & amortization	765	136	79,304
Bad debt expense	-	5,000	5,000
Warrant valuation & amortization	508,501	343,038	2,109,161
Issuance of common stock for services	87,499	122,950	773,253
Common stock issuable for services	-	-	40,000
Loss on disposal of fixed assets	-	-	10,712
Gain on extinguishment of debt	-	(26,666)	(50,089)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other	-	-	(1,292)
Increase in accrued interest payable	21,383	15,361	328,886
Increase in accounts payable	34,229	254,680	736,858
Net cash used in operating activities	(306,756)	(107,949)	(2,951,127)

Cash flows from investing activities:
Software under development	-	(24,000)	(100,000)
Purchase of fixed assets	(1,093)	(2,500)	(99,568)
Net cash used in investing activities	(1,093)	(26,500)	(199,568)

Cash flows from financing activities:
Borrowings on related party notes payable	115,001	5,000	1,638,001
Proceeds from issuance of common stock, net of issuance costs	167,500	(32,600)	1,450,434
Common stock issuable	-	149,500	64,950
Net cash provided by financing activities	282,501	121,900	3,153,385

Adjustment to Retained Earnings for disposal of subsidiary	-	-	-

Increase (Decrease) in cash	(25,348)	(12,549)	2,690

Cash at beginning of period	28,038	59,559	-

Cash at end of period	$2,690	$47,010	$2,690

Supplemental disclosure of non-cash activities:
Common stock issuable in settlement of accounts payable	$47,499	$56,283	$510,007
Common stock issuable in settlement of accrued interest	$-	$-	$161,265
Issuance of common shares in redemption of debt	$-	$-	$623,500
Value of warrants	$286,476	$-	$1,650,946
Value of beneficial debt conversion feature	$222,025	$-	$421,252
Assumption of liabilities in connection with merger	$-	$171,583	$171,583

See accompanying notes to financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

December 31, 2004

1.

Nature of Operations

SVC Financial Services, Inc. ("SVC" or the "Company"), formerly Secure Sign, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado.  Contractor's Directory, Inc. was purchased on April 17, 1999 in a stock for stock transaction exchange.  In September 2003 the Company sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.  The Company is still in the development stage.

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

Advertising

Advertising costs are expensed in the year incurred.  There were no advertising expenses during the three-month periods ended December 31, 2004 and 2003.

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

Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share.  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potentially dilutive securities were not included in the calculation of loss per share for the periods ended December 31, 2004 and 2003 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the quarters and period ended December 31, 2004 and 2003.

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

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at December 31, 2004 and 2003.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the quarters and period ended December 31, 2004 and 2003.

Recent Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R").  FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  The Company adopted FAS 123R effective with the year ended September 30, 2004.  With the adoption of this new statement, the Company will have to recognize substantially more compensation expense in the future.  This may have a material adverse impact on the Company's financial position and results of operations in the future.

3.

Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to $7,957 for the three months ended December 31, 2004 and $102,877 for the three months ended December 31, 2003.  Approximately $65,000 was due this shareholder at December 31, 2004.

Two directors provide marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $8,000 and $53,900 for the three months ended December 31, 2004 and 2003 respectively.  Amounts due these directors amounted to approximately $49,000 at December 31, 2004 and are included in accounts payable and accrued expenses.

4.

Fixed Assets

Property, plant and equipment consist of the following:

	December 31, 2004	September 30, 2004

Computer equipment	$54,077	$52,984
Furniture and fixtures	27,195	27,195
Software	7,584	7,584

	88,856	87,763

Less accumulated depreciation and amortization	(79,304)	(78,539)

	$9,552	$9,224

Depreciation expense was $765 and $136 for the three months ended December 31, 2004 and 2003, respectively.

Software under development consisted of $100,000 of payments for the development of software as of December 31, 2004.  Estimated completion date is April, 2005 and estimated cost at completion is $125,000.

5.

Notes Payable to Related Parties

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following:

December 31, 2004	September 30, 2004
8% per annum convertible promissory notes due and payable on February 28, 2005. The notes are secured by substantially all of the assets of the Company.	$175,500	$175,500
10% per annum convertible promissory note due and payable on February 28, 2005. This note is secured by substantially all of the assets of the Company.	450,000	450,000
8% per annum convertible promissory notes due and payable in January and March 2005. The notes are secured by substantially all of the assets of the Company.	290,000	225,000
12% per annum convertible promissory note due and payable on March 28, 2005. The note is secured by substantially all of the assets of the Company	50,000	-
Note due Chris Dieterich	5,000	5,000
Note due Lichter Weil	4,500	4,500

	975,000	860,000

Less imputed interest	(337,813)	(518,552)

	$637,187	$341,448

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

6.

Stock Option Plan

On December 8, 1999 the Company adopted the 1999 Stock Option Plan (the "Plan"), which provided for the issuance of options to employees, officers, directors and consultants to purchase up to 5,000,000 shares of common stock.

The Company assumed from PocketPass.com, Inc. 333,290 options at date of merger which have a weighed average exercise price of $.04 and expire in varying amounts through 2010.  The Company estimates that the fair value of options granted is nominal based upon the lack of marketability of Company shares, the significant operating losses since inception, and its development stage enterprise status.

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

7.

Equity Transactions

The Company issued common stock to individuals and companies in lieu of cash compensation during the periods ended December 31, 2004 and 2003, and converted debt and accounts payable into common stock.

The common stock issuable of $104,311 at December 31, 2004 consists of: $14,450 of cash received in anticipation of issuing 57,800 shares of common stock; $4,236 of services received in anticipation of issuing 16,944 shares of common stock, $65,625 for 107,582 shares for services rendered and $20,000 for 40,000 shares in settlement of services rendered.

Transactions during the period ended December 31, 2004

During October and November 2004, 176,667 shares were issued for $55,000 in cash.

In December 2004, 526,500 restricted shares were issued for $112,500 in cash.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered.  Also 83,335 of options valued at $40,000 vested.

Transactions during the period ended December 31, 2003

During the three months ended December 31, 2003, the Company issued 249,875 shares of common stock in exchange for services valued at $56,283.

During the three months ended December 31, 2003, the Company issued 138,899 shares of common stock in lieu of $66,667 compensation to an officer of the Company.

8.

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

9.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $6,982,919 since inception, had a net loss of $959,131 for the three months  ended December 31, 2004, and has working capital deficiency of $1,398,987 and a stockholders deficiency of $1,350,617 as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Management is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows.  However, there can be no assurances that management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.  (See Note 8)

10.

Subsequent Events

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report .  This discussion contains forward-looking statements that involve risks and uncertainties ~~.~~  ..   Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Factors That May Affect Future Results of Operations" below and elsewhere in this Report.

SVC Financial Services Inc. (the "Company") is a development stage compan y.   The Company was incorporated July 14, 1995 under the laws of the State of Colorado.  The Company was inactive until it acquired Contractor's Directory, Inc. ("Contractor's

Directory") on April 17, 1997.  The Company sold its wholly- owned subsidiary, Contractor's Directory, in the fiscal quarter ending September 30, 2003.

During March 2003, the Company implemented a one-for-twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares and the trading symbol of "SECU" was changed to "SCSN. "   Also during March 2003, the Company filed a Schedule 14C under Rule 14c-101 informing the shareholders of the Company that a majority of the shareholders had authorized the issuance of up to 25,000,000 shares (post-reverse stock split) of restricted common stock to acquire the company known as Pocketpass.com, Inc. as a wholly-owned subsidiary of the Company.

On October 1, 2003, the Company acquired all the outstanding shares of Pocketpass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock and changed its name to SVC Financial Services, Inc, and its trading symbol to "SVCX".   The acquisition has been accounted for as a reverse merger (recapitalization) with Pocketpass.com deemed to be the accounting acquirer ~~.~~  ..   Accordingly, the historical financial statements presented herein are those of Pockepass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger ~~.~~  ..   The retained earnings of the accounting acquirer have been carried forward after the acquisition and Pocketpass.com's basis of its assets and liabilities were carried over in the recapitalization.   Operations prior to the business combination are those of the accounting acquirer.

Pocketpass.com, Inc, is an internet payments company which has developed and is marketing the Pocketpass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit card.   Pocketpass.com, Inc. was organized as a California corporation in August 1999 for this purpose.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

Revenues

During the three months ending December 31, 2004 the Company generated revenues of $3,938 compared to the three months ending December 31, 2003 during which the Company generated revenues of $8, an increase of 49,125%.   Management expects that none of the Company's previous businesses will generate any revenues in future periods .   Future revenue will come from products currently under development

Expenses

Total operating expenses decreased $169, 80 (35%) from $489,487 during the three months ended December 31, 2003 to $320, 207 during the three months ended December 31, 2004.   The decrease is due to a $46,138 (41%) decrease in salaries for management and administrative staff, a $35,451 (29%) decrease in stock based compensation, a $ 131,106 ( 60%) decrease in professional fees, including fees paid for marketing and business development and legal fees, of which legal decreased by $96,698, all partially offset by smaller increases in facilities, marketing and other costs.

Interest expense decreased $44,176 (12%) from $358, 499 during the three months ended December 31, 2003 to $314,323 during the three months ended December 31, 2004.  Interest expense decreased due to $784,764 of principal and accrued interest being converted to equity.  However this was more than offset by increases due to interest on additional borrowings of $115,000 during the year and amortization of the value of warrants, as calculated using the Black Scholes method, issued in relation to additional debt and extensions of due dates on other debt.

Other expense for the three months ended December 31, 2004 includes $222,025 expense as the value of the beneficial conversion feature of some debt.  There was no beneficial conversion expense in the same period of 2003.

The net loss increased $136, 684 (17%) from $822,448 during the three months ended December 31, 2003 to $959, 132 during the three months ended December 31, 2004.

Liquidity and Capital Resources

During the three months ended December 31, 2004 net cash used in operating activities was $306,756 compared to cash used by operating activities of $107,949 during the three months ended December 31, 2003.

During the three months ended December 31, 2004 net cash used in investing activities was $1,093 for purchase of a computer compared to $26,500 used in investing activities for the three months ended December 31, 2003 which included $24,000 for software under development and $2,500 for fixed asset purchases.

Financing activities generated $282,501 of cash for the three months ended December 31, 2004 compared to $121,900 for the same period of 2003.  Financing includes $167,500 from issuance of common stock, net of issuance costs, and $115,001 from borrowing on related party notes payable.

There was a deficiency in net working capital of $1,460, 169 at December 31, 2004 due to no current source of revenue and borrowing to keep the Company going.

Net losses of $959, 132 were incurred for the three months ended December 31, 2004, and $ 6,982,920 from inception through December 31, 2004.

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

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ratio ~~n~~ of $.233 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of March 7, 2005 the entire credit facility has been drawn down.

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

 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $6,982, 920 since inception, had a net loss of $959, 132 for the three months ended December 31, 2004, and has working capital deficiency of $ 1,460,169 and a stockholders deficiency of $1,350,617 as of December 31, 2004 .   These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Management is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows.  However, there can be no assurances that management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

 GENERAL

 Following the successful merger between Pocket Pass and Secure Sign (October 1, 2003), the name of the company was changed to SVC Financial Services and offices were established in the heart of California's Silicon Valley.

 SVC Financial believes that there is a significant opportunity in the payment processing/transaction space for a vertically integrated services provider that is able to offer value added customer facing services and aggressive pricing.   Designed specifically to meet the needs of the millions of customers and merchants that make up the worldwide transaction market, SVC Financial intends to support every possible facet and stage of the payment processing/transaction experience, thus becoming an indispensable resource and partner to the ISO marketing groups, corporate customers, merchants and ultimately the consumer themselves.

In 2003 SVC started to look at the transaction space, with a focus on the Internet transactions business (debit cards/electronic checks/ACH/contactless transactions); what came out of that review was that the transaction area was deeply flawed.   It is price sensitive to an extraordinary extent, leading to a very high level of customer "churn".

As a result of the customer turnover there is no customer loyalty, customers will change transaction processor for a % of a %.   There are significant security issues (ID theft and chargebacks), and no fully vertically integrated solution available .   In short, the transaction space has become a commodity.

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

 As well as bringing much needed convenience to a larger proportion of consumers, debit cards will allow consumers, retailers and even employers to save money ("The Pelorus group estimates that as many as 3 million people could received payroll cards in 2004.   We further estimate that another 5 Million could receive payroll cards in 2005.   Eventually this number could swell to 25 Million people." www.pelorus-group.com).

Stored value cards (debit cards) have changed the way consumers use cash, checks and, most importantly, traditional credit cards.   There has been a huge upsurge recently in the use of debit card products in the consumer market and in fact, the global market for electronic payment systems is currently experiencing significant growth as the shift continues away from paper-based payment processes such as cash, personal checks, gift certificates and coupons, vouchers and travelers cheques .   Electronic payment systems are becoming the system of choice more and more often because of their convenience and security .   Consumers are increasing their use of electronic payments and, in turn, decreasing their use of cash, checks and other paper-based payment processes.

Credit card volume may represent $1.3 trillion in consumer spending, but it is a fraction of total consumer and business-to-business spending .   Case in point, check payments total more than $47.4 trillion annually, according to the Federal Reserve Bank .   Trillions of dollars more are spent in the form of cash at merchants, parking meters and vending machines.

 As a first step in executing this strategy a market study of various processing/transaction niche markets was conducted to determine where the real "pain" wa s.   As a result of that study four vertical markets were selected:

      The Entertainment Industry (music/movies).

      Online Retailing/Corporate Marketing.

      The Political/Non Profit arena.

      The Unbanked.

SVC has built an integrated suite of products to service these vertical markets, the products all include: secure electronic payment, web application, digital rights management and rich media authoring ~~.~~  ..   These products provide a highly secure service for retailers and financial services .   The combination of products/services created using the company's Mazarin Media Platform anchored with SVC's own payment processor and offering very aggressive pricing are aimed at filling a broad range of merchant and consumer needs such as a profitable and easy-to-use micropayment system, digital asset bundling and promotion and debit card payment processing.

 SVC has created a real solution to the pirated music/Intellectual Property issue facing the record/film industry .   It has all the security features that the content providers are looking for plus a high degree of user transparency, so it doesn't get in the way of the user at all.   The attribute that really pulls it all together is that the product has a built in micro-payment system that is much cheaper per transaction than anything on the market today, so selling a song at 99 cents using this system leaves more money on the table for both the content provider and the download service.

 SVC has built and delivered a platform that has a Digital Rights Management and sales system that is fully integrated with a multipurpose payment platform and designed for online and offline transactions, micro-payments, and peer-to-peer e-commerce .   The ongoing concern of intellectual property owners is consumers that might buy a digital product, copy that file and put it on the web for all to see and download.

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

 In addition to the serving the entertainment industry, SVC has recently entered the political arena by creating a unique application called IPP (Interactive Political Profile) .   This application allows a rich media message to be placed directly on a voter's desktop, offering a real opportunity for real time polling and real time messaging to the voter .   This product is particularly attractive to the political area right now because of the McCain - Feingold Bill that recently passed and becomes law this year .   Of particular interest at this time is SVC's push into the "un-banked" market with an innovative and unique solution using Mobile Technology.

 Significant Developments:

In October of 2004 SVC announced:

ActiveMusic and SVC Financial Join Forces To Power Electronic Contributions for Musician-Backed Causes. ActiveMusic, a non-profit production and media event company that raises money for effective nonprofits that support environmental, health, social justice, and education causes.

ActiveMusic produces concerts, artist receptions, and outdoor events for a range of causes. The organization, founded by recognized leaders in concert production and event management, creates partnerships with artists and facilitates their impact on the issues they care most about. ActiveMusic events have featured artists including Bonnie Raitt, Jackson Browne, Bruce Hornsby and Alanis Morrissette. ActiveMusic and SVC are teaming to enable a unique program for fundraising and electronic content, with a DRM solution that protects the integrity of participating artists' music and other rich-media content. The capability also allows contributors to make an immediate electronic donation.

Also in October 2004 SVC announced:

Pure Music & SVC Financial to Widen Digital Distribution of Regional Artists; Austin Willacy to be First Breakout Musician. SVC is increasing the awareness, availability and online sales of regional musicians' work for Pure Music – first for one of its featured artists, highly regarded Bay Area songwriter and performer Austin Willacy. SVC is deploying a Digital Rights Management solution that protects the integrity of the artist's output, even as it encourages fans' sharing music, concert footage and other rich-media content in a secure environment. It also includes allows consumers to make an immediate electronic purchase of an Austin Willacy CD or individual song.

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

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R").  FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  The Company adopted FAS 123R effective with the year ended September 30, 2004.  With the adoption of this new statement, the Company will have to recognize substantially more compensation expense in the future.  This may have a material adverse impact on the Company's financial position and results of operations in the future.

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

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

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

Item 2.    Changes in Securities

During October and November 2004, 176,667 shares were issued for $55,000 in cash.

In December 2004, 526,500 restricted shares were issued for $112,500 in cash.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered.  Also 83,335 of options valued at $40,000 vested.

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

Reports on Form 8K:

On January 9, 2005, the Company filed a Form 8-K announcing that it had changed it auditors as noted above.

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
Christopher Haigh, President, CEO and Director

Exhibit 31.2

CERTIFICATION

I, Charles L. Nuzum, certify that:

     1. I have  reviewed  this  quarterly  report  on  Form  10-Q  of  SVC Financial Services, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a  material  fact or omit to  state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information included in this report, fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the period presented in this report;

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and  procedures  and  presented  in  this  report  our  conclusions   about  the effectiveness  of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

         (c)  Disclosed in this report any change in the  registrant's  internal control over financial  reporting  that occurred  during the  registrant's  most recent  quarter  that  has  materially  affected,  or is  reasonably  likely  to materially affect, the registrant's  internal control over financial  reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting,  to the registrant's   auditors  and  the  audit  committee  of  registrant's  board  of directors;

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

                                                Charles L. Nuzum

                                                Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CEO and Director

March 28, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles L. Nuzum, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles L. Nuzum

Charles L. Nuzum

Chief Financial Officer

March  28, 2005