Form 10QSB
period 2005-03-31
SVC FINANCIAL SERVICES INC
filed 2005-05-16
CIK 1092753

10QSB 1 svcx1204q.htm

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

Class Shares outstanding at March 31, 2005

---------------------------------------------------------------

Common Stock, no par value: 32,579,568

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

 Three Months and Six Month Periods Ended March 31, 2005 and 2004

TABLE OF CONTENTS

Consolidated Balance Sheet as of March 31, 2005 (unaudited)

Consolidated Statements of Operations for the three months and six month periods ended March 31, 2005 and 2003 and from inception (August 23, 1999) (unaudited)

Consolidated Statement of Cash Flow for the six month periods ended March 31, 2005 and 2004 and from inception (August 23, 1999) (unaudited)

Statements of Changes in Stockholders' Deficiency (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended March 31, 2005 and 2004 and the
Period from Inception (August 23, 1999) to March 31, 2005
(UNAUDITED)
					Inception
	Three Months Ended March 31,		Six Months Ended March 31,		(August 23, 1999) to
	2005	2004	2005	2004	March 31, 2005

Revenue	$ 500	$ -	$ 4,438	$ 8	$ 65,698
Cost of Goods Sold		-	-	136	37,440
Gross Profit (Loss)	500	-	4,438	(128)	28,258

Operating Expenses:
Salaries	101,687	62,214	179,777	175,248	1,221,703
Stock Based Compensation	375,515	177,022	463,014	299,972	1,090,185
Professional Fees	192,545	32,216	270,436	252,407	1,692,404
Facilities	12,774	4,749	29,032	13,647	272,441
Marketing	30,598	10,600	47,738	18,100	150,586
Other	166,615	10,235	209,554	27,013	759,716
Depreciation	1,824	293	2,589	429	72,188
Total Operating Expenses	881,558	297,329	1,202,140	786,816	5,259,223

Loss from operations	(881,058)	(297,329)	(1,197,702)	(786,944)	(5,230,965)

Other (Income) Expense:
Interest Expense	378,414	506,127	798,876	865,626	2,647,897
Beneficial conversion expense on debt	22,597		244,622		443,849
Financing fees		-			51,175
Gain on Extinguishment of Debt		-		(26,666)	(76,755)
Interest Income		-		-	(5,130)
Total Other (Income) Expense	401,011	506,127	1,043,498	838,960	3,061,036

Net loss before minority interest in net loss of subsidiary	$ (1,282,069)	$ (803,456)	$ (2,241,200)	$ (1,625,904)	$ (8,292,001)

Minority interest in net loss of subsidiary	-	-	-	-	27,014

Net Loss	$ (1,282,069)	$ (803,456)	$ (2,241,200)	$ (1,625,904)	$ (8,264,987)

Basic and diluted loss per common share	$ (0.04)	$ (0.03)	$ (0.07)	$ (0.08)	$ (0.27)

Weighted Average Shares Outstanding, basic and diluted	31,665,251	24,115,280	31,084,811	20,164,752	31,032,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2005
(UNAUDITED)

	March 31	September 30,
	2005	2004
ASSETS

Current Assets
Cash	$ 12,016	$ 28,038
Prepaid expense	1,292	1,292
Total Current Assets	13,308	29,330

Property and Equipment
Cost	107,472	87,763
Accumulated Depreciation	(81,128)	(78,539)
Net	26,344	9,224

Other Assets
Work in Progress - Software	-	100,000
Investment in Subsidiary
Total Other Assets	-	100,000

Total Assets	$ 39,652	$ 138,554

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued liabilities	$ 774,248	$ 564,037
Accrued Interest on related party notes	196,191	146,237
Notes Payable to related parties	1,340,358	341,448
Deferred compensation (net of accrued interest)	129,576	61,078
Total Current Liabilities	2,440,373	1,112,800

Commitments and Contingencies	-	-

Stockholders' Deficiency:
Common Stock, no par value, 50,000,000 shares authorized, 32,579,568 shares issued and outstanding	5,729,401	4,945,230
Common Stock Issuable, 436,609 shares	134,866	104,311
Deficit Accumulated During the Development Stage	(8,264,988)	(6,023,787)
Total Stockholders' Deficiency	(2,400,721)	(974,246)

Total Liabilities and Stockholders' Deficiency	$ 39,652	$ 138,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the Period From August 23, 1999 (Inception) to March 31, 2005
(UNAUDITED)

	Common Stock
	Shares	Amount	Common Stock Issuable	Accumulated Deficiency	Total Shareholders' Equity (Deficiency)
Common Stock issued	13,639,236	$ 718,432			$ 718,432

Net loss for the year ended September 30, 1999				$ (113,449)	(113,449)

Balance at September 30, 1999	13,639,236	718,432		(113,449)	604,983

Common Stock issued	2,299,015	184,538			184,538
Net loss for the year ended September 30, 2000				(1,014,258)	(1,014,258)

Balance at September 30, 2000	15,938,251	902,970		(1,127,707)	(224,737)

Common Stock issued	141,128	377,124			377,124
Net loss for the year ended September 30, 2001				(376,762)	(376,762)

Balance at September 30, 2001	16,079,379	1,280,094		(1,504,469)	(224,375)

Net loss for the year ended September 30, 2002	-	-		(532,793)	(532,793)
Common Stock issued for services	13,365	8,093			8,093
Equity adjustment from disposal of subsidiary	-	-		27,015	27,015

Balance at September 30, 2002	16,092,744	1,288,187		(2,010,247)	(722,060)

Net loss for the year ended September 30, 2003				(566,618)	(566,618)

Balance at September 30, 2003	16,092,744	1,288,187	-	(2,576,865)	(1,288,678)

Net Loss - Year ended September 30, 2004				(3,446,923)	(3,446,923)
Reverse Merger adjustment	1,989,251	(171,583)			(171,583)
Common Stock issued for services Quarter ended December 31, 2003	249,875	56,283			56,283
Stock Based compensation Quarter ended December 31, 2003	138,889	66,667			66,667
Black Scholes valuation of warrants Quarter ended March 31, 2004	-	361,949			361,949
Issuance costs Quarter ended March 31, 2004	-	(32,600)			(32,600)
Common Stock issued February 2004 in settlement of debt and accrued interest	5,008,427	751,264			751,264
Common Stock issued February 2004 included in Common Stock Issuable at September 30, 2003	4,000,000	200,000			200,000
Common Stock issued February 2004 in settlement of accounts payable	800,000	40,000			40,000
Common Stock issued February 2004 for cash	720,000	180,000			180,000
Common Stock issued February 2004 in settlement of debt	134,000	33,500			33,500
Common Stock issued February 2004 in settlement of accounts payable	80,000	20,000			20,000

Common Stock issued February 2004 in settlement of accounts payable	183,928	86,600			86,600
Common Stock issued for services Quarter ended March 31, 2004	151,602	137,022			137,022
Stock Based compensation Quarter ended March 31, 2004	83,333	40,000			40,000
Black Scholes valuation of warrants Quarter ended March 31, 2004	-	526,665			526,665
Issuance costs Quarter ended March 31, 2004	-	(21,000)			(21,000)
Common Stock issued April 2004 in settlement of accounts payable	250,000	37,500			37,500
Warrants exercised April 2004 in settlement of accounts payable	40,000	20,000			20,000
Common Stock issued April 2004 for cash	108,000	27,000			27,000
Warrants exercised May 2004 for cash	100,000	51,000			51,000
Common Stock issued May 2004 for cash	150,000	75,000			75,000
Common Stock issued June 2004 for cash	14,000	7,000			7,000
Common Stock issued June 2004 in settlement of debt	16,000	8,000			8,000
Value of warrants issued April 2004 for debt extension	-	328,012			328,012
Value of beneficial debt conversion feature April 2004	-	121,988			121,988
Common Stock issued for services Quarter ended June 30, 2004	145,925	125,995			125,995
Stock Based compensation Quarter ended June 30, 2004	83,333	40,000			40,000
Black Scholes valuation of warrants Quarter ended June 30, 2004	-	209,200			209,200
Issuance costs Quarter ended June 30, 2004	-	(5,000)			(5,000)
Common Stock issued Quarter ended September 30, 2004 in settlement of debt	20,000	10,000			10,000
Common Stock issued for cash Quarter ended September 30, 2004	18,667	6,000			6,000
Common Stock issued for services Quarter ended September 30, 2004	104,332	55,581			55,581
Stock Based compensation Quarter ended September 30, 2004	83,335	40,000			40,000
Black Scholes valuation of warrants Quarter ended September 30, 2004	-	147,761			147,761
Value of beneficial debt conversion feature - three months ended September 30, 2004	-	77,239			77,239
Common Stock Issuable			104,311		104,311

Balance at September 30, 2004	30,765,641	$ 4,945,230	$ 104,311	$ (6,023,788)	$ (974,247)

Net Loss - Six months ended March 31, 2005				$ (2,241,200)	(2,241,200)
Common Stock issued for cash	292,747	$ 84,020			84,020
Restricted common shares issued for cash during Quarter ended December 31, 2004	562,500	112,500			112,500
Common Stock issued for services	265,584	96,764			96,764
Value of beneficial conversion feature of convertible debt	-	244,622			244,622
Black Scholes valuation of warrants Quarter ended December 31, 2004	-	142,807			142,807
Stock Based compensation Quarter ended March 31, 2005	678,610	103,458			103,458
Correction to debt conversion to equity in prior period	14,486	-			-
Common Shares to be issued in settlement of accounts payable			30,555		30,555
	32,579,568	$ 5,729,401	$ 134,866	$ (8,264,988)	$ (2,400,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2005 and 2004 and the
Period from Inception (August 23, 1999) to March 31, 2005
(UNAUDITED)
			Inception
	Six Months Ended March 31,		(August 23, 1999) to
	2005	2004	March 31, 2005

Cash flows from operating activities:
Net Loss	$ (2,241,200)	$ (1,625,904)	$ (8,264,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	2,589	429	81,128
Bad debts expense	-	5,000	5,000
Warrant valuation & Amortization	636,217	834,359	2,236,876
Issuance of common stock for services	-	299,972	685,754
Common stock issuable for services	96,764	-	136,764
Common stock issuable for performance based compensation and deferred salary	103,458	-	103,458
Write-off software under development	100,000	-	100,000
Loss on disposal of fixed assets	-	-	10,712
Beneficial conversion expense	244,622	-	244,622
Gain on extinguishment of debt	-	(26,666)	(50,089)
Decrease in Prepaid expenses and other	-	(1,292)	(1,292)
Increase in Accrued interest payable	49,954	29,912	357,456
Increase in Accounts payable	309,262	328,110	1,011,893
Net cash used in operating activities	(698,334)	(156,080)	(3,342,705)

Cash flows from investing activities:
Software under development	-	(65,000)	(100,000)
Purchase of fixed assets	(19,709)	(5,027)	(118,184)
Net cash used in investing activities	(19,709)	(70,027)	(218,184)

Cash flows from financing activities:
Borrowings on related party notes payable	505,501	9,500	2,028,501
Stock issuance costs	-	-	-
Proceeds from issuance of common stock net of issuance costs	196,520	212,214	1,479,454
Common Stock Issuable	-	-	64,950
Net cash provided by financing activities	702,021	221,714	3,572,905

Adjustment to Retained Earnings for disposal of subsidiary	-	-	-

Increase (Decrease) in cash	(16,022)	(4,393)	12,016

Cash at beginning of period	28,038	59,559	-

Cash at end of period	$ 12,016	$ 55,166	$ 12,016

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issuable in settlement of accounts payable	$ 30,555	$ 373,405	$ 493,063
Common stock issuable in settlement of accrued interest	-	$ 161,265	$ 161,265
Issuance of common shares in redemption of debt	-	$ 623,500	$ 623,500
Value of warrants	$ 238,929	$ -	$ 1,621,451
Value of beneficial debt conversion feature	$ 244,622	$ -	$ 443,849
Assumption of liabilities in connection with merger	-	$ 171,583	$ 171,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

March 31, 2005

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

SVC is a transaction management company that provides integrated financial services and value-added software for accelerating sales.  SVC has pioneered a scalable, integrated media and transaction management solution, the Mazarin Media Platform, that provides rapid application delivery for any size organization.  SVC enables its customers to deliver smart applications that inspire consumers to make immediate, informed decisions.  SVC solutions have a broad range of applicability and provide tremendous value to the music and entertainment, political, non-profit, research and testing, and corporate and consumer marketing areas.  SVC’s revolutionary Scoot™ Mobile Money ATM Card allows anyone with a cell phone to store, send and receive funds anywhere in the world. Scoot Mobile Money is a low cost, global approach to supporting the large and fast-growing markets for funds transfer, unbanked money management, and secure payment remittances and reimbursements.  Scoot is strategically focused on three large and rapidly growing markets: 1) sale of pre-paid debit cards 2) card-to-card money transfer services and 3) marketing select goods and services via cell phone.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development and has not recorded any significant revenue.  Accordingly, the Company is in the development stage, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development State Enterprises."

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

Advertising

Advertising costs are expensed in the year incurred.  There were no advertising expenses during the three and six-month periods ended March 31, 2005 and 2004.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share.  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potentially dilutive securities were not included in the calculation of loss per share for the periods ended March 31, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the quarters and period ended March 31, 2005 and 2004.

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

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at March 31, 2005 and 2004.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the quarters and period ended March 31, 2005 and 2004.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149,  "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133,  "Accounting for Derivative Instruments and Hedging Activities."  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  The adoption of Statement 149 did not have any effect on the Company's financial position, results of operations, or cash flows.

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

3.  Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to $7,957 for the six months ended March 31, 2005 and $102,877 for the six months ended March 31, 2004.  Approximately $84,687 was due this shareholder at March 31, 2005.

Two directors provide marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $0 and $59,900 for the six months ended March 31, 2005 and 2004 respectively.  Amounts due these directors amounted to approximately $8,800 at March 31, 2005 and are included in accounts payable and accrued expenses.

4.  Fixed Assets

Property, plant and equipment consist of the following:

	March 31, 2005	September 30, 2004

Computer equipment	$59,740	$52,984
Furniture and fixtures	36,803	32,850
Software	10,929	1,929

	107,472	87,763

Less accumulated depreciation and amortization	(81,128)	(78,539)

	$26,344	$9,224

Depreciation expense was $2,589 and $429 for the six months ended March 31, 2005 and 2004, respectively.

Software under development, consisting of $100,000 of payments for the development of software as of September 30, 2004, was written off during the quarter ended March 31, 2005 due to the change to another more advanced software product.  Ongoing software development costs are being expensed as incurred.

5.  Notes Payable to Related Parties

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following:

March 31, 2005	September 30, 2004

8% per annum convertible promissory notes due and payable on February 28, 2005. The notes are secured by substantially all of the assets of the Company.	$175,500	$175,500
10% per annum convertible promissory note due and payable on February 28, 2005. This note is secured by substantially all of the assets of the Company.	450,000	450,000
8% per annum convertible promissory notes due and payable in January and March 2005. The notes are secured by substantially all of the assets of the Company.	290,000	225,000
12% per annum convertible promissory note due and payable on March 28, 2005. The note is secured by substantially all of the assets of the Company	445,000	-
Note due Chris Dieterich	5,000	5,000
Note due Lichter Weil		4,500

	1,365,500	860,000

Less imputed interest	(25,142)	(518,552)

	$1,340,358	$341,448

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

These debentures and any accrued interest may be converted into common stock of the Company, at the election of the holder, at anytime utilizing a conversion ratio of $0.233 per share.

During March 2005, an additional $45,000 was raised from existing accredited investors via convertible debentures payable March 21, 2005, bearing 12% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.233 per share.  These debentures also entitled the investor to warrants to purchase an additional 150,000 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

Various notes with due dates in January, February and March 2005 have been extended to March 31, 2006.

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

7.  Equity Transactions

The Company issued common stock to individuals and companies in lieu of cash compensation during the six months ended March 31, 2005 and 2004, and converted debt and accounts payable into common stock.

The common stock issuable of $134,866 at March 31, 2005 consists of: $14,450 of cash received in anticipation of issuing 57,800 shares of common stock; $4,236 of services received in anticipation of issuing 16,944 shares of common stock, $65,625 for 241,457 shares for services rendered, $20,000 for 40,000 shares in exercise of warrants, and 80,408 shares in settlement of accounts payable of $30,555.

Significant Transactions during the period ended March 31, 2005

292,747 shares were issued for $84,020 in cash.

526,500 restricted shares were issued for $112,500 in cash.

265,584 shares worth $96,764 were issued to contractors and vendors in settlement of services rendered.

678,610 valued at $103,458 were issued for stock based compensation.

Significant Transactions during the period ended March 31, 2004

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

8.  Litigation and Contingencies

Weinberg & Company, P.A.

On March 16, 2005, Weinberg & Company, P.A. ("Weinberg") filed a lawsuit against the Company for breach of contract, open book account and quantum meruit.  The complaint alleges that Weinberg, the Company's former auditor, provided accounting and auditing services for which they claim they were not fully compensated.  The lawsuit is seeking damages of $57,126 plus interest and attorney's fees and costs.  The Company intends to vigorously defend itself against these claims and has filed a cross-complaint against Weinberg for breach of contract.  The Company is seeking damages from Weinberg in an amount to be proven at trial plus interest, attorney's fees and costs.

The Company does not know of any other material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.

9.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $8,264,987 since inception, had a net loss of $2,241,200 for the six months ended March 31, 2005, and has working capital deficiency of $2,427,065 and a stockholders deficiency of $2,400,721 as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Management is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows.  However, there can be no assurances that management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

10.  Subsequent Events

Various notes with due dates in January, February and March 2005 have been extended to March 31, 2006 at which time it is the holders intention to convert the notes to common shares at $.30 per share.

During April 2005 shares totaling 207,720 were issued at $.25 per share for $51,930 cash.

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

During March 2003, the Company implemented a one-for-twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares and the trading symbol of "SECU" was changed to "SCSN".   Also during March 2003, the Company filed a Schedule 14C under Rule 14c-101 informing the shareholders of the Company that a majority of the shareholders had authorized the issuance of up to 25,000,000 shares (post-reverse stock split) of restricted common stock to acquire the company known as PocketPass.com, Inc. as a wholly-owned subsidiary of the Company.

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

SVC Financial Services, Inc. is a leading global innovator of media and mobile transaction solutions that are easy to use, highly secure, and extremely cost effective.  SVC’s revolutionary Scoot™ Mobile Money ATM Card allows anyone with a cell phone to store, send and receive funds anywhere in the world. Scoot Mobile Money is a low cost, global approach to supporting the large and fast-growing markets for funds transfer, unbanked money management, and secure payment remittances and reimbursements.  Scoot is strategically focused on three large and rapidly growing markets: 1) sale of pre-paid debit cards 2) card-to-card money transfer services and 3) marketing select goods and services via cell phone.

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004

Revenues

During the three months ended March 31, 2005 the Company generated revenues of $500 compared to the three months ended December 31, 2003 during which the Company generated revenues of $0.    Revenue during the six months ended March 31, 2005 was $4,438 compared to $8 for the same period of 2004.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.   Future revenue will come from products currently under development.

Expenses

Total operating expenses increased $584,229 (196%) from $297,329 during the three months ended March 31, 2004 to $881,558 during the three months ended March 31, 2005.   The most significant factors in the increase are:  a $39,473 (63%) increase in salaries for additional management and administrative staff, a $198,493 (112%) increase in stock based compensation, a $ 160,329 (498%) increase in professional fees (including $32,995 for audit services, $21,688 for investment banking services, $49,416 for software consultants, $29,521 for website consultants, and $18,725 for marketing and business development consultants), a $29,530 increase in travel and entertainment expenses, a $100,000 write-down of software under development, and a $12,581 increase in trade show expense.

Total operating expenses for the six months ended March 31, 2005 increased $415,324 (53%) from $786,816 during the six months ended March 31, 2004 to $1,202,140 during the six months ended March 31, 2005.   The most significant factors in the increase are:  a $163,042 (54%) increase in stock based compensation, a $18,029 (7%) increase in professional fees (including $32,995 for audit services, $22,188 for investment banking services, $77,316 for software consultants, $21,669 for website consultants, and $23,056 for sales consultants, offset by a $11,950 decrease in accounting services, $95,567 decrease in legal services, $25,786 decrease in recruiting costs, and a $36,410 decrease for marketing and business development consultants), a $12,647 increase in office supplies and printing costs,  a $100,000 write-down of software under development, a $47,846 increase in travel and entertainment costs, a $17,668 increase in public relations costs, and a $12,581 increase in trade show expense.

Interest expense decreased $127,713 (25%) from $506,127 during the three months ended March 31, 2004 to $378,414 during the three months ended March 31, 2005.   Interest expense decreased $66,750 (8%) from $865,626 during the six months ended March 31, 2004 to $798,876 during the six months ended March 31, 2005.  The majority of interest expense is amortization of Black-Scholes valuation of warrants.  Interest expense for both the three and the six month periods decreased primarily due to a reduction in Black-Scholes valuations of warrants.

Other expense for the three and six months ended March 31, 2005 includes $22,597 and $222,025, respectively, expense as the value of the beneficial conversion feature of some debt.  There was no beneficial conversion expense in the same period of 2003.

The net loss for the three months ended March 31, 2005 increased $478,613 (60%) from $803,456 during the three months ended March 31, 2004 to $1,282,069 during the three months ended March 31, 2005.

The net loss for the six months ended March 31, 2005 increased $615,296 (38%) from $1,625,904 during the six months ended March 31, 2004 to $2,241,200 during the six months ended March 31, 2005.

Liquidity and Capital Resources

During the six months ended March 31, 2005 net cash used in operating activities was $698,334 compared to cash used by operating activities of $156,080 during the six months ended March 31, 2004.

During the six months ended March 31, 2004 net cash used in investing activities was $19,709 compared to $70,027 used in investing activities for the six months ended March 31, 2004 which included $65,000 for software under development and $5,027 for fixed asset purchases.

Financing activities generated $702,021 of cash for the six months ended March 31, 2005 compared to $221,714 for the same period of 2004.  Financing for the six months ended March 31, 2005 includes $196,520 from issuance of common stock, net of issuance costs, and $505,501 from borrowing on related party notes payable.  .  Financing for the six months ended March 31,

2004 includes $212,214 from issuance of common stock, net of issuance costs, and $9,500 from borrowing on related party notes payable.

There was a deficiency in net working capital of $2,427,065 at March 31, 2005 due to no current source of revenue and borrowing to keep the Company going.

Net losses of $2,241,200 were incurred for the six months ended March 31, 2005, and $8,264,987 from inception through March 31, 2005.

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

Various notes with due dates in January, February and March 2005 have been extended to March 31, 2006 at which time it is the holders intention to convert the notes to common shares at $.30 per share.

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ratio of $.233 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of March 31, 2005 the entire credit facility has been drawn down.

 The Company announced on February 1, 2005 that Grant Bettingen, Inc., a highly respected investment bank focused on growth companies, has agreed to provide SVC investment banking, market-making and other services to the Company as it executes on its plan to be the market and technology leader in electronic and wireless payment systems, digital rights management and pre-paid stored-value cards.

During March 2005, an additional $45,000 was raised from existing accredited investors via convertible debentures payable June 30, 2005, bearing 12% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.233 per share.  These debentures also entitled the investor to warrants to purchase an additional 150,000 shares of the Company's common stock at an exercise price of $0.30 per share.  The warrants have an exercise period of 3 years.

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

 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $8,264,987 since inception, had a net loss of $2,241,200 for the six months ended March 31, 2005, and has working capital deficiency of $2,427,065 and a stockholders deficiency of $2,400,721 as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Management is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows.  However, there can be no assurances that management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

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

In 2003 SVC started to look at the transaction space, with a focus on the Internet transactions business (debit cards/electronic checks/ACH/contactless transactions); what came out of that review was that the transaction area was deeply flawed. It is price sensitive to an extraordinary extent, leading to a very high level of customer “churn”.

As a result of the customer turnover there is no customer loyalty, customers will change transaction processor for a % of a %. There are significant security issues (ID theft and chargebacks), and no fully vertically integrated solution available. In short, the transaction space has become a commodity.

However, even with all of these issues the transaction space is absolutely necessary for the Internet to function as a business/retail channel. Last year US Debit transactions (on the Internet) exceeded 15 Billion dollars and are estimated to exceed 25 Billion dollars by the end of 2005.

SVC determined that an integrated approach could be very attractive to large scale customers and debit card issuers.   This new approach needed to be based on a strategy of creating value added customer facing software applications that offer unique user services plus very aggressive transaction processing pricing.

At the core of SVC’s product offering is a proprietary Stored Value Card (Debit Card) strategy. Analysts predict that stored value cards are going to change the way people do business in the United States (According to payments industry newsletter, The Nilson Report, http://www.nilsonreport.com/index.htm the number of debit cards in circulation worldwide reached one billion in 2003 and debit card sales volume will double by 2007).

As well as bringing much needed convenience to a larger proportion of consumers, debit cards will allow consumers, retailers and even employers to save money (“The Pelorus group estimates that as many as 3 million people could received payroll cards in 2004. We further estimate that another 5 Million could received payroll cards in 2005. Eventually this number could swell to 25 Million people.” www.pelorus-group.com).

Stored value cards (debit cards) have changed the way consumers use cash, checks and, most importantly, traditional credit cards. There has been a huge upsurge recently in the use of debit card products in the consumer market and in fact, the global market for electronic payment systems is currently experiencing significant growth as the shift continues away from paper-based payment processes such as cash, personal checks, gift certificates, and coupons, vouchers, and travelers cheques. Electronic payment systems are becoming the system of choice more and more often because of their convenience and security. Consumers are increasing their use of electronic payments and, in turn, decreasing their use of cash, checks and other paper-based payment processes.

Credit card volume may represent $1.3 trillion in consumer spending, but it is a fraction of total consumer and business-to-business spending. Case in point, check payments total more than $47.4 trillion annually, according to the Federal Reserve Bank. Trillions of dollars more are spent in the form of cash at merchants, parking meters and vending machines.

As a first step in executing this strategy a market study of various processing/transaction niche markets was conducted to determine where the real “pain” was. As a result of that study four vertical markets were selected:

        -        The Unbanked

        -        The Political/ Non Profit arena

        -        The Entertainment Industry (music/movies)

        -        Online Retailing/Corporate Marketing

SVC has built an integrated suite of products to service these vertical markets, the products all include: secure electronic payment, web application, digital rights management and rich media authoring. These products provide a highly secure service for retailers and financial services. The combination of products/services created using the company's Mazarin Media Platform anchored with SVC’s own payment processor and offering very aggressive pricing are aimed at filling a broad range of merchant and consumer needs such as a profitable and easy-to-use micropayment system, digital asset bundling and promotion and debit card payment processing.

The first product that SVC has taken to the market is a truly unique concept called “SCOOT”.

SCOOT Overview

Overview

"Scoot" combines a prepaid debit card with a cell phone based money transfer service. Scoot cardholders can manage their account with their existing cell phone (as well as the internet or any phone), to get their current balance, make payments for goods and services, and make card-to-card money transfers based only on the recipient's phone number.

Just as PayPal allows users to send and receive money with their email address, Scoot allows users to send and receive money with their cell phone number. Scoot cards can be funded by payroll direct deposit, ACH bank transfer, or cash, and can be used at thousands of merchants that accept debit cards, and at over a million ATMs worldwide.

A primary focus of Scoot will be to provide an essential financial credential and other financial services for the 40 million US residents without bank accounts as well as provide a convenient and low cost money transfer service for sending money to friends and families worldwide.  Scoot will also provide cardholders with a number of additional valuable features such as the ability to buy financial services and products (e.g. medical, dental, and life insurance benefits, payday advances, etc.) and accept discounted special offers directly from their cell phones.

$12 Billion Market Opportunity

Scoot is strategically focused on three large and rapidly growing markets: 1) sale of pre-paid debit cards 2) card-to-card money transfer services and 3) marketing select goods and services via cell phone.  The traditional money transfer industry currently generates $6 Billion in annual fees. The prepaid card industry is projected to grow over 400% in the next 4 years and reach $6 billion in fees by 2009. Buying goods and services with a cell phone is one of the fastest growing segments worldwide.

Pre-Paid Debit Cards

The pre-paid Scoot debit card provides an essential financial tool for the estimated 40 Million US residents who can not, or choose not, to get bank accounts (the "unbanked") or are otherwise credit-challenged (e.g. students, military personnel, moderate to low income, and recent immigrants). More than half (25 Million) of the unbanked make over $20,000/yr which suggests that for many, this is an intentional economic decision to avoid costly bank fees. It may also reflect a cultural bias against trusting banks, as up to 50% of all Latin Americans are unbanked.

By place-shifting service delivery away from banks, ATMs and check cashing stores, to the user's cell phone, Scoot offers new cardholders a low cost and highly functional entry point into the mainstream "plastic" economy.  Surprisingly, debit cards are preferred over credit cards by most people. SVC charges a small fee for every point of sale transaction, for withdrawing money at an ATM, and for transferring money. SVC will also provide additional services such as payday loans and insurance and medical benefits to its cardholders via their cell phones.

Money Transfer Services

Last year over $90 Billion was transferred from the US to foreign countries as person-to-person remittances. Most of these funds were transferred using "wire" services such Western Union and generated over $6 Billion in fee revenue. The volume of US initiated money transfers has grown rapidly over the last 10 years, and has almost doubled to Latin America, Europe, and Southeast Asia. Global economic factors such as NAFTA and "Guest Worker Programs" are projected to accelerate remittance volumes even further.  Scoot makes sending money home as easy as a phone call, and much less expensive than Western Union. Scoot intends to be the low cost leader in the money transfer space by offering a $4.50 fixed fee vs. an average 6% fee charged by Western Union.

Culturally Appropriate Marketing

Many of these target demographic segments are concentrated in the following ethnographic segments: Hispanic, Indian, Asian, African American, and Philippine.  SVC has access to many of the leading experts in the areas of ethnographic marketing including C.K. Prahalad (author of "The Bottom of the Pyramid"), Dr. Manuel Orozco (Central America project director for the Inter-American Dialogue in Washington, D.C.), and Margarita Quihuis (founder of Indigo, an organization focused on providing low cost remittances and community development services for Latin American countries).

Competitive Advantages

While every high growth market will eventually attract numerous new market entrants, currently no other company has announced a product offering that is equivalent to Scoot.  SVC intends to maintain it's strategic advantage by focusing on being the low cost, high value market leader, and by consistently outpacing competitors by rapidly adding new and innovative features.

The key competitive component in this market is the distribution channel. In conjunction with being the low cost leader, SVC has also designed a compensation schedule that shares more revenue with the distribution channel, making Scoot the preferred card to sell. We already have an agreement with one of the largest US distributors (over 300 agents) to sell the Scoot Card.

Pre-Paid Airtime and Promotions

By re-marketing prepaid airtime with a small markup, SVC will participate in the explosive growth in this market. Prepaid is the fastest growing segment in the telecom industry; the Yankee Group predicts that 47 million U.S. wireless subscribers (29%) will use a prepaid or a hybrid payment option by 2005 out of 1.3 Billion users worldwide in 2003. An estimated 35 Billion prepaid phone-card minutes were purchased in 2001 at an estimated value at $5.25 Billion. We believe that SCOOT is the easiest and most convenient way to purchase additional pre-paid minutes directly from your phone, anytime, anywhere.

SVC SCOOT is an interactive (2 way) service that delivers rich media promotions (including video for compatible handsets) to any WAP (web enabled) phone. SVC is in a unique position to create highly targeted promotions based on knowledge of each person's buying habits, making the promotions more valuable to both the recipient and the advertiser. Promotion revenue opportunities include CPM advertising rates based on promotion delivery to opt-in users, success fees and commissions on special offers and promotions, as well as increased transaction fees.

More secure than an ATM card

A VeriSign Mobile Identify Certificate is downloaded to each phone that uniquely identifies each individual handset.  Each user receives a "passcode" which must be entered into the phone in order to authorize a payment or money transfer. The SCOOT passcode is different than the PIN that is used at an ATM machine. Account PINS are never entered into the phone in compliance with ISO PIN security standards.

The encrypted certificate number is used to "sign" each transaction sent to the SVC servers which ensures non-repudiation. This means that only the certificate number is transmitted, and neither the ATM PIN nor the SCOOT passcode are ever transmitted, which prevents them from being intercepted.

Our patent pending security process (unique passcode and unique handset certificate), means that the SCOOT service is more secure than an ATM card. If you had someone's ATM card number (even without the physical card), and knew (or could guess) their 4 digit PIN, you could access their account from any ATM. With SCOOT you must have the specific handset, and know the unique passcode. A confirmation message is also sent to the user after every transaction.

Competitive Advantages

While every high growth market will eventually attract numerous other market entrants, currently no other company has announced a service offering that is equivalent to, or as comprehensive as, the SVC SCOOT.  SVC intends to maintain it's strategic advantage by consistently outpacing competitors by adding new and innovative features, and focusing on being the low cost, high value market leader.

The key competitive component in this market is the distribution channel. In conjunction with being the low cost leader, SVC has also designed a compensation schedule that shares more revenue with the distribution channel, making the SVC preferred card to sell. We already have a significant number of distributors (over 300 agents) interested in selling the SCOOT Card.

 Significant Developments:

In October of 2004 SVC announced:

    -    ActiveMusic and SVC Financial Join Forces To Power Electronic Contributions for Musician-Backed Causes. ActiveMusic, a non-profit production and media event company that raises money for effective nonprofits that support environmental, health, social justice, and education causes.

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

    -    Pure Music & SVC Financial to Widen Digital Distribution of Regional Artists; Austin Willacy to be First Breakout Musician. SVC is increasing the awareness, availability and online sales of regional musicians' work for Pure Music – first for one of its featured artists, highly regarded Bay Area songwriter and performer Austin Willacy. SVC is deploying a Digital Rights Management solution that protects the integrity of the artist's output, even as it encourages fans' sharing music, concert footage and other rich-media content in a secure environment. It also includes allows consumers to make an immediate electronic purchase of an Austin Willacy CD or individual song.

In February 2005 SVC announced:

    -    that Grand Bettingen, Inc., a highly respected investment bank focused on growth companies, has agreed to provide SVC investment banking, market-making and other services to the company as it executes on its plan to be the market and technology leader in electronic and wireless payment systems, digital rights management and pre-paid stored value cards.

In March 2005 SVC announced:

-

the  unveiling of a unique capability to transfer funds from one wireless telephone to another at the Intele-Card Expo, which brings together the leading innovators in stored value and electronic and telephone payment processing, at the Miami Beach (FL.) Convention Center.

-

a partnership with ElectraCard(SM) Services, Pvt. Ltd. (ECS), a subsidiary of Opus Software Solutions Pvt. Ltd. The partnership will set up and process mobile-enabled card-based payment transactions. In a first of its kind partnership, SVC Financial Services will leverage ECS' processing platform, ElectraCard(SM) based in India, to manage its global payments programs.

-

the introduction of 'Scoot' -- an unrivaled product that enables cell phone users to transfer funds directly to each other.

"Whether it's a temporary worker in the U.S. sending $500 to mom back in his home country, or a quick $5 in lunch money from mom to her teenage daughter across town, cell-phone users can now 'Scoot' money back and forth quickly, reliably and securely," said Christopher Haigh, SVC President and CEO. "With Scoot, if you have a cell phone, you can send and receive money immediately, safely and easily. In addition to it's low per-transfer fees, SVC also introduced the 'Scoot family Plan'; for just one low fee, family, friends and co-workers can start to 'Scoot' money to each other -- from half a block or half a world away. Scoot is about to revolutionize money transfers for all of us."

Scoot will charge a reasonable, flat fee -- in stark contrast to the expensive charges associated with traditional money transfers. Scoot adheres to all wireless and financial-services regulations and practices. It offers sustained throughput with no latency, as policies operate transparently to applications and users. Transfers are simple for even the most technology-averse cell-phone user using Scoot's easy-to-use web-based graphical interface.

-

that the U.S. Department of Veterans Affairs (VA) is launching its inaugural San Francisco fundraising initiative using the SVC Mazarin Media Platform.

The SVC-VA program also involves the American Legion Post 384, Chinese American Veterans Association, which has raised money for two decades in support of Bay Area Veterans. Additional initiatives were added for a war memorial and assistance for homeless projects through the office of San Francisco Mayor Gavin Newsom.

SVC has an unsurpassed offering that allows nonprofit organizations on limited budgets to rapidly implement applications. SVC's secure payment services future reduces costs and maximizes contributions and volunteer support.

-

a distribution partnership with Merit Financial Solutions, LLC, one of the premier distributors of prepaid and stored value cards in the United States.

The agreement calls for the distribution of SVC stored value debit cards to potentially millions of consumers via tens of thousands of merchants throughout the nation.

-

that Operation Soldier, a non-profit organization designed to care for deployed U.S. troops in Iraq and Afghanistan and their families, will launch a fundraising initiative using the SVC Mazarin Media Platform. The fundraising initiative, titled "Patriot Down," is intended to alleviate the financial burden of military families that have a loved one who has been seriously wounded in combat, among other things helping defray the costs of family members visiting wounded relatives in military hospitals.

-

the selection of Laszlo Systems' OpenLaszlo for its next generation media platform. SVC has pioneered the Mazarin(TM) Media Platform that provides rapid media-based application delivery for any user or organization. Mazarin 3.0 will allow anyone, anywhere to view Mazarin-based applications thanks to Laszlo's open source solution.

Mazarin solutions focus on non-profit organizations, political fund raising, music and entertainment, corporate and consumer marketing. Mazarin integrates highly secure SVC Payment Services(c) for secure micropayment and credit card processing. Mazarin delivers "smart" applications for sales, marketing, research and promotional activities. Mazarin allows user to push media, content, and digital assets in a single, self-contained application to the desired audiences with pinpoint accuracy. Mazarin applications are compelling, one-stop solutions that inspire recipients to purchase or donate immediately without combing through Web sites or uninspiring mail campaigns.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149,  "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133,  "Accounting for Derivative Instruments and Hedging Activities."  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  The adoption of Statement 149 did not have any effect on the Company's financial position, results of operations, or cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the three months and six months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Weinberg & Company, P.A. v. SVC Financial Services, Inc.; Superior Court of California, County of Los Angeles Case No. BC330357

On March 16, 2005, Weinberg & Company, P.A. ("Weinberg") filed a lawsuit against the Company for breach of contract, open book account and quantum meruit.  The complaint alleges that Weinberg, the Company's former auditor, provided accounting and auditing services for which they claim they were not fully compensated.  The lawsuit is seeking damages of $57,126.50 plus interest and attorney's fees and costs.  The Company intends to vigorously defend itself against these claims and has filed a cross-complaint against Weinberg for breach of contract and professional negligence.  The Company is seeking damages from Weinberg in an amount to be proven at trial plus interest, attorney's fees and costs.

The Company does not know of any other material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.

Item 2.    Changes in Securities

During the three months ended December 31, 2004, 176,667 shares were issued for $55,000 in cash.  During the three months ended March 31, 2005, 116,080 shares were issued for $29,020 in cash.

In December 2004, 526,500 restricted shares were issued for $112,500 in cash.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered.

,During the three months ended March 31, 2005, 141,755 shares worth $49,265 were issued to contractors and vendors in settlement of services rendered, and 678,610 valued at $103,458 were issued for stock based compensation.

Also, an additional 14,486 shares were issued to correct an error on debt converted to equity in a prior period.

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

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVC FINANCIAL SERVICES, INC.

Date: May 12, 2005

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

Date: May 12, 2005	/s/ Christopher Haigh
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

     4. The registrant’s other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions   about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's   auditors and the audit committee of registrant’s board of directors;

         (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 12, 2005

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

                                                Charles L. Nuzum

                                                Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CEO and Director

May 12, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles L. Nuzum, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles L. Nuzum

Charles L. Nuzum

Chief Financial Officer

May 12, 2005