Form 10QSB
period 2005-06-30
SVC FINANCIAL SERVICES INC
filed 2005-08-09
CIK 1092753

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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

Class Shares outstanding at June 30, 2005

---------------------------------------------------------------

Common Stock, no par value: 33,422,124

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

 Three Months and Nine Month Periods Ended June 30, 2005 and 2004

TABLE OF CONTENTS

Consolidated Balance Sheet as of June 30, 2005 (unaudited)

Consolidated Statements of Operations for the three months and nine month periods ended June 30, 2005 and 2004 and from inception (August 23, 1999) (unaudited)

Consolidated Statement of Cash Flow for the nine month periods ended June 30, 2005 and 2004 and from inception (August 23, 1999) (unaudited)

Statements of Changes in Stockholders' Deficiency (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005
(UNAUDITED)

	June 30	September 30,
	2005	2004
ASSETS

Current Assets
Cash	$ 5,576	$ 28,038
Prepaid expense	5,452	1,292
Total Current Assets	11,028	29,330

Property and Equipment
Cost	107,472	87,763
Accumulated Depreciation	(83,128)	(78,539)
Net	24,344	9,224

Other Assets
Work in Progress - Software	-	100,000
Total Other Assets	-	100,000

Total Assets	$ 35,372	$ 138,554

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued liabilities	$ 963,623	$ 564,037
Accrued Interest on related party notes	233,282	146,237
Notes Payable to related parties	1,600,500	341,448
Deferred compensation (net of accrued interest)	161,231	61,078
Total Current Liabilities	2,958,636	1,112,800

Commitments and Contingencies	-	-

Stockholders' Deficiency:
Common Stock, no par value, 50,000,000 shares authorized, 33,422,124 shares issued and outstanding at June 30, 2005	6,045,27 6	4,945,230
Common Stock Issuable, 436,608 shares at June 30, 2005	134,866	104,311
Deficit Accumulated During the Development Stage	(9,103,40 6 )	(6,023,787)
Total Stockholders' Deficiency	(2,923,264)	(974,246)

Total Liabilities and Stockholders' Deficiency	$ 35,372	$ 138,554
See accompanying notes to these condensed consolidated financial statements

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2005 and 2004 and the
Period from Inception (August 23, 1999) to June 30, 2005
(UNAUDITED)
					Inception
	Three Months Ended June 30,		Nine Months Ended June 30,		(August 23, 1999) to
	2005	2004	2005	2004	June 30, 2005

Revenue	$ 5,750	$ 7,500	$ 10,188	$ 7,508	$ 71,448
Cost of Goods Sold	250	-	250	136	37,690
Gross Profit (Loss)	5,500	7,500	9,938	7,372	33,758

Operating Expenses:
Salaries	139,637	61,499	319,414	236,746	1,361,340
Stock Based Compensation	88,508	165,995	551,522	465,967	1,178,693
Professional Fees	230,795	116,071	501,231	368,479	1,923,199
Facilities	20,561	11,432	49,593	25,079	293,002
Marketing	33,755	11,512	81,493	29,612	184,341
Administrative Expense	74,559	9,092	284,11 5 ~~4~~	36,105	834,277
Depreciation	2,000	333	4,589	762	74,188
Total Operating Expenses	589,815	375,934	1,791,95 ~~6~~ 7	1,162,750	5,849,040

Loss from operations	(584,315)	(368,434)	(1,782,01 9 )	(1,155,378)	(5,815,282)

Other (Income) Expense:
Interest Expense	183,273	397,053	982,149	1,261,678	2,831,170
Beneficial conversion expense on debt	51,279	121,988	295,901	121,988	495,128
Financing fees	19,550	-	19,550	1,000	70,725
Gain on Extinguishment of Debt		-		(26,666)	(76,755)
Interest Income		-		-	(5,130)
Total Other (Income) Expense	254,102	519,041	1,297,600	1,358,000	3,315,138

Net loss before minority interest in net gain of subsidiary	$ (838,417)	$ (887,475)	$ (3,079,61 9 )	$ (2,513,378)	$ (9,130,420)

Minority interest in net ~~loss~~  gain of subsidiary	-	-	-	-	27,014

Net Loss	$ (838,417)	$ (887,475)	$ (3,079,61 9 )	$ (2,513,378)	$ (9,103,406)

Basic and diluted loss per common share	$ (0.03)	$ (0.03)	$ (0.10)	$ (0.10)	$ (0.29)
Weighted Average Shares Outstanding, basic and diluted	32,645,900	30,107,769	31,603,382	26,165,718	31,576,943
See accompanying notes to these condensed consolidated financial statements

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2005 and 2004 and the
Period from Inception (August 23, 1999) to June 30, 2005
(UNAUDITED)
			Inception
	Nine Months Ended June 30,		(August 23, 1999) to
	2005	2004	June 30, 2005

Cash flows from operating activities:
Net Loss	$ (3,079,61 9 )	$ (2,513,378)	$ (9,103,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	4,589	762	83,128
Bad debts expense	-	5,000	5,000
Warrant valuation & Amortization	775,289	1,338,968	2,375,949
Issuance of common stock for services		465,967	685,754
Common stock issuable for services	292,935	28,000	332,935
Common stock issuable for performance based compensation and deferred salary	103,458		103,458
Write-off software under development	100,000		100,000
Loss on disposal of fixed assets		-	10,712
Beneficial conversion expense	295,901		295,901
Gain on extinguishment of debt		(26,666)	(50,089)
Increase in Prepaid expenses and other	(4,160)	(1,292)	(5,452)
Increase in Accrued interest payable	87,045	44,243	394,547
Increase in Accounts payable	530,29 3	311,314	1,232,923
Net cash used in operating activities	(894,269)	(347,082)	(3,538,640)

Cash flows from investing activities:
Software under development	-	(90,000)	(100,000)
Purchase of fixed assets	(19,709)	(5,027)	(118,184)
Net cash used in investing activities	(19,709)	(95,027)	(218,184)

Cash flows from financing activities:
Borrowings on related party notes payable	740,501	9,500	2,263,501
Proceeds from issuance of common stock net of issuance costs	151,015	404,714	1,433,949
Common Stock Issuable	-	-	64,950
Net cash provided by financing activities	891,516	414,214	3,762,400

Adjustment to Retained Earnings for disposal of subsidiary	-	-	-

Increase (Decrease) in cash	(22,462)	(27,895)	5,576

Cash at beginning of period	28,038	59,559	-

Cash at end of period	$ 5,576	$ 31,664	$ 5,576

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for services	-	465,967	685,754
Common stock issuable for services	292,935	28,000	332,935
Common stock issuable for performance based compensation and deferred salary	103,458	-	103,458
Common stock issuable in settlement of accounts payable	$ 30,555	$ 373,405	$ 493,063
Common stock issuable in settlement of accrued interest	-	$ 161,265	$ 161,265
Issuance of common shares in redemption of debt	-	$ 623,500	$ 623,500
Value of warrants	$ 775,289	$ 1,216,980	$ 2,157,811
Value of beneficial debt conversion feature	$ 295,901	$ 121,988	$ 495,128
Assumption of liabilities in connection with merger	-	$ 171,583	$ 171,583

See accompanying notes to these condensed consolidated financial statements

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the Period From August 23, 1999 (Inception) to June 30, 2005
(UNAUDITED)

	Common Stock
	Shares	Amount	Common Stock Issuable	Accumulated Deficiency	Total Shareholders' Equity (Deficiency)
Common Stock issued	13,639,236	$ 18,432			$ 718,432

Net loss for the year ended September 30, 1999				$ (113,449)	(113,449)

Balance at September 30, 1999	13,639,236	718,432		(113,449)	604,983

Common Stock issued	2,299,015	184,538			184,538
Net loss for the year ended September 30, 2000				(1,014,258)	(1,014,258)

Balance at September 30, 2000	15,938,251	902,970		(1,127,707)	(224,737)

Common Stock issued	141,128	377,124			377,124
Net loss for the year ended September 30, 2001				(376,762)	(376,762)

Balance at September 30, 2001	16,079,379	1,280,094		(1,504,469)	(224,375)

Net loss for the year ended September 30, 2002				(532,793)	(532,793)
Common Stock issued for services	13,365	8,093			8,093
Equity adjustment from disposal of subsidiary				27,015	27,015

Balance at September 30, 2002	16,092,744	1,288,187		(2,010,247)	(722,060)

Net loss for the year ended September 30, 2003				(566,618)	(566,618)

Balance at September 30, 2003	16,092,744	1,288,187	-	(2,576,86 4 )	(1,288,67 7 )

Net Loss - Year ended September 30, 2004				(3,446,923)	(3,446,923)
Reverse Merger adjustment	1,989,251	(171,583)			(171,583)
Common Stock issued for services Quarter ended December 31, 2003	249,875	56,283			56,283
Stock Based compensation Quarter ended December 31, 2003	138,889	66,667			66,667
Black Scholes valuation of warrants Quarter ended March 31, 2004		361,949			361,949
Issuance costs Quarter ended March 31, 2004		(32,600)			(32,600)
Common Stock issued February 2004 in settlement of debt and accrued interest	5,008,427	751,264			751,264
Common Stock issued February 2004 included in Common Stock Issuable at September 30, 2003	4,000,000	200,000			200,000
Common Stock issued February 2004 in settlement of accounts payable	800,000	40,000			40,000
Common Stock issued February 2004 for cash	720,000	180,000			180,000
Common Stock issued February 2004 in settlement of debt	134,000	33,500			33,500
Common Stock issued February 2004 in settlement of accounts payable	80,000	20,000			20,000
Common Stock issued February 2004 in settlement of accounts payable	183,928	86,600			86,600
Common Stock issued for services Quarter ended March 31, 2004	151,602	137,022			137,022
Stock Based compensation Quarter ended March 31, 2004	83,333	40,000			40,000
Black Scholes valuation of warrants Quarter ended March 31, 2004		526,665			526,665
Issuance costs Quarter ended March 31, 2004		(21,000)			(21,000)
Common Stock issued April 2004 in settlement of accounts payable	250,000	37,500			37,500
Warrants exercised April 2004 in settlement of accounts payable	40,000	20,000			20,000
Common Stock issued April 2004 for cash	108,000	27,000			27,000
Warrants exercised May 2004 for cash	100,000	51,000			51,000
Common Stock issued May 2004 for cash	150,000	75,000			75,000
Common Stock issued June 2004 for cash	14,000	7,000			7,000
Common Stock issued June 2004 in settlement of debt	16,000	8,000			8,000
Value of warrants issued April 2004 for debt extension		328,012			328,012
Value of beneficial debt conversion feature April 2004		121,988			121,988
Common Stock issued for services Quarter ended June 30, 2004	145,925	125,995			125,995
Stock Based compensation Quarter ended June 30, 2004	83,333	40,000			40,000
Black Scholes valuation of warrants Quarter ended June 30, 2004		209,200			209,200
Issuance costs Quarter ended June 30, 2004		(5,000)			(5,000)
Common Stock issued Quarter ended September 30, 2004 in settlement of debt	20,000	10,000			10,000
Common Stock issued for cash Quarter ended September 30, 2004	18,667	6,000			6,000
Common Stock issued for services Quarter ended September 30, 2004	104,332	55,581			55,581

Stock Based compensation Quarter ended September 30, 2004	83,335	40,000			40,000
Black Scholes valuation of warrants Quarter ended September 30, 2004		147,761			147,761
Value of beneficial debt conversion feature - three months ended September 30, 2004		77,239			77,239
Common Stock Issuable			104,311		104,311

Balance at September 30, 2004	30,765,641	$ 4,945,230	$ 104,311	$ (6,023,78 7 )	$ (974,24 6 )

Net Loss - Nine months ended June 30, 2005				$ (3,079,61 9 )	(3,079,61 9 )
Common Stock issued for cash	575,747	$ 151,015			151,015
Restricted common shares issued for establishment of credit facility	660,937	119,663			119,663
Common Stock issued for services	640,514	173,272			173,272
Issuance costs	72,796	-			-
Value of beneficial conversion feature of convertible debt		295,901			295,901
Black Scholes valuation of warrants Quarter ended December 31, 2004	-	256,737			256,737
Stock Based compensation Quarter ended March 31, 2005	678,610	103,458			103,458
Acquisition of PocketPass shares	13,393				-
Correction to debt conversion to equity in prior period	14,486	-			-
Common Shares to be issued in settlement of accounts payable			30,555		30,555
Balance at June 30, 2005	33,422,124	$ 6,045,276	$ 134,866	$ (9,103,406)	$ (2,923,264)

See accompanying notes to these condensed consolidated financial statements

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

June 30, 2005

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

SVC is a transaction management company that provides integrated financial services and value-added software for accelerating sales.  SVC has pioneered a scalable, integrated media and transaction management solution, the Mazarin Media ~~Platform, that~~ Platform, which provides rapid application delivery for any size organization.  SVC enables its customers to deliver smart applications that inspire consumers to make immediate, informed decisions.  SVC solutions have a broad range of applicability and provide tremendous value to the music and entertainment, political, non-profit, research and testing, and corporate and consumer marketing areas.  SVC's revolutionary Scoot™ Mobile Money ATM Card allows anyone with a cell phone to store, send and receive funds anywhere in the world. Scoot Mobile Money is a low cost, global approach to supporting the large and fast-growing markets for funds transfer, unbanked money management, and secure payment remittances and reimbursements.  Scoot is strategically focused on three large and rapidly growing markets: 1) sale of pre-paid debit cards 2) card-to-card money transfer services and 3) marketing select goods and services via cell phone.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development and has not recorded any significant revenue.  Accordingly, the Company is in the development stage, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development State Enterprises."

History

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

2.  Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.  It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  These unaudited interim condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements as of September 30, 2004 included in the Company's annual report Form 10-KSB and the information included in Form 8-K/A, dated October 1, 2004, regarding the PocketPass.com, Inc. financial statements.

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

Advertising

Advertising costs are expensed in the year incurred.  Advertising expenses during the three and nine-month periods ended June 30, 2005 were $8,829 and $9,129 respectively.  There were no advertising costs in 2004.

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

Earnings (Loss) Per Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share and diluted earnings per share.  The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  These potentially dilutive securities , which include warrants, stock options and convertible debt securities, were not included in the calculation of loss per share for the periods ended June 30, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the quarters and period ended June 30, 2005 and 2004.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under the asset and liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities.  They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change.  Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. The Company has recorded a 100% valuation allowance against its net deferred tax assets.

Capitalized Software Costs

The Company accounts for the development cost of software in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86").  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use.  The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period.  Accordingly, the Company did not capitalize any development costs in 2005 or 2004.  The Company capitalizes software acquired through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at June 30, 2005 and 2004.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, Financial Interpretation No. 44, and SFAS 123, "Accounting for Stock-Based Compensation."  For the three and nine month period ending June 30, 2005 and 2004,the Company has not changed to the fair value method and continued to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.  All non-employee stock option and warrant grants are accounted for under the fair value method.  As such, compensation expense for employee stock option and warrant grants would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.

During the three and nine months ended June 30, 2005 and 2004, the Company did not issue any stock options to employees.

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the quarters and period ended June 30, 2005 and 2004.

Recent Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively.  Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff's views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on the Company's consolidated financial statements.

3.  Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to $45,407 for the nine months ended June 30, 2005 and $122,877 for the nine months ended June 30, 2004.  Approximately $109,998 was due this shareholder at June 30, 2005.

Two directors provide marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $0 and $59,900 for the nine months ended June 30, 2005 and 2004 respectively.  Amounts due these directors amounted to approximately $7,800 at June 30, 2005 and are included in accounts payable and accrued expenses.

4.  Fixed Assets

Property, plant and equipment consist of the following:

	June 30, 2005	September 30, 2004

Computer equipment	$59,740	$52,984
Furniture and fixtures	36,803	32,850
Software	10,929	1,929

	107,472	87,763

Less accumulated depreciation and amortization	(83,128)	(78,539)

	$24,344	$9,224

Depreciation expense was $4,589 and $762 for the nine months ended June 30, 2005 and 2004, respectively.

Software under development, consisting of $100,000 of payments for the development of software as of September 30, 2004, was written off during the quarter ended March 31, 2005 due to the change to another more advanced software product that made development efforts more efficient.  Ongoing software development costs are being expensed as incurred.

5.  Notes Payable to Related Parties

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following:

June 30, 2005	September 30, 2004

8% per annum convertible promissory notes due and payable on various dates ranging from March 31, 2006 to November 15, 2006. The notes are secured by substantially all of the assets of the Company.	$465,500	$400,500

10% per annum convertible promissory note due and payable on March 31, 2006. This note is secured by substantially all of the assets of the Company.	450,000	450,000
12% per annum convertible promissory note due and payable on various dates ranging from December 7, 2006 to June 23, 2007. The note is secured by substantially all of the assets of the Company	680,000	-
Note due Chris Dieterich , corporate attorney	5,000	5,000
Note due Lichter Weil	-	4,500

	1,600,500	860,000

Less imputed interest	0	(518,552)

	$1,600,500	$341,448

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

During the quarter ended June 30, 2005, an additional $235,000 was raised from existing accredited investors via convertible debentures payable on various dates ranging from March 21, 2007 to June 23, 2007, bearing 12% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.233 per share

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

The Company assumed from PocketPass.com, Inc. 6,770,000 warrants at date of merger which have a weighed average exercise price of $.10 and expire in varying amounts through 2009.  The Company estimate d ~~s~~ that the fair value of all warrants granted at the grant date wa s nominal based upon the complete lack of marketability of Company shares, the significant operating losses since inception, the lack of comparison to a market price of public company stock for which these warrants could be exchanged or exercised, and its development stage enterprise status.

7.  Equity Transactions

The Company issued common stock to individuals and companies in lieu of cash compensation during the nine months ended June 30, 2005 and 2004, and converted debt and accounts payable into common stock.

The common stock issuable of $134,866 at June 30, 2005 consists of: $14,450 of cash received in anticipation of issuing 57,800 shares of common stock; $4,236 of services received in anticipation of issuing 16,944 shares of common stock, $65,625 for 241,45 6 ~~7~~ shares for services rendered, $20,000 for 40,000 shares in exercise of warrants, and 80,408 shares in settlement of accounts payable of $30,555.

Significant Transactions during the nine month period ended June 30, 2005

575,747 shares were issued for $151,015 in cash.

660,937 restricted shares valued at $119,663 were issued for establishment of a credit facility.  See Note 5.

640,514 shares worth $ 173,272 were issued to contractors and vendors in settlement of services rendered.

72,796 shares were issued for fund raising activities.

678,610 valued at $103,458 were issued for stock based compensation.

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

9.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue, has experienced net operating losses of $9,103,406 since inception, had a net loss of $3,079,61 9 ~~8~~ for the nine months ended June 30, 2005, and has working capital deficiency of $2,947,608 and a stockholders deficiency of $2,923,264 as of June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  Management is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows.  However, there can be no assurances that management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  Management is also working with financiers to raise additional capital.

10.  Subsequent Events

During July 2005 shares totaling 36,785 were issued at $.20 per share for $7,357 cash.

During July 2005, an additional $50,000 was raised from existing accredited investors via convertible debentures payable on various dates ranging from July 7, 2007 to July 15, 2007, bearing 12% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.233 per share

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SVC Financial Services Inc. (the "Company") is a development stage company.    We were incorporated July 14, 1995 under the laws of the State of Colorado.   We were inactive until we   acquired Contractor's Directory, Inc. ("Contractor's Directory") on April 17, 1997.   We sold our wholly- owned subsidiary, Contractor's Directory, in the fiscal quarter ending September 30, 2003.

During March 2003, We implemented a one-for-twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares and the trading symbol of "SECU" was changed to "SCSN".   Also during March 2003, We filed a Schedule 14C under Rule 14c-101 informing the shareholders of  We that a majority of the shareholders had authorized the issuance of up to 25,000,000 shares (post-reverse stock split) of restricted common stock to acquire a private firm known as PocketPass.com, Inc. , which became ~~as~~ legally a wholly-owned subsidiary of us ..

On October 1, 2003, We acquired all the outstanding shares of PocketPass.com, Inc. (incorporated on August 23, 1999) in exchange for 16,092,744 restricted shares of its common stock and changed our name to SVC Financial Services, Inc, and its trading symbol to "SVCX".   The acquisition has been accounted for as a reverse merger (recapitalization) with PocketPass.com deemed to be the accounting acquirer.   Accordingly, the historical financial statements presented herein are those of Pocketpass.com, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of SVC (the legal acquirer) since the merger.   The retained earnings of the accounting acquirer have been carried forward after the acquisition and PocketPass.com's basis of its assets and liabilities were carried over in the recapitalization.   Operations prior to the business combination are those of the accounting acquirer.

PocketPass.com, Inc, is an internet payments company which has developed and is marketing the PocketPass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit card.   PocketPass.com, Inc. was organized as a California corporation in August 1999 for this purpose.

We are a global innovator of media and mobile transaction solutions that are easy to use, highly secure, and extremely cost effective.   Our revolutionary Scoot™ Mobile Money ATM Card allows anyone with a cell phone to store, send and receive funds anywhere in the world. Scoot Mobile Money is a low cost, global approach to supporting the large and fast-growing markets for funds transfer, unbanked money management, and secure payment remittances and reimbursements.  Scoot is strategically focused on three large and rapidly growing markets: 1) sale of pre-paid debit cards 2) card-to-card money transfer services and 3) marketing select goods and services via cell phone.

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004

Revenues

During the three months ended June 30, 2005 We generated revenues of $5,750 compared to the three months ended June 30, 2004 during which We generated revenues of $7,500. Revenue during the nine months ended June 30, 2005 was $10,188 compared to $7,508 for the same period of 2004. Management expects that none of our previous businesses will generate any revenues in future periods.   Future revenue will come from products currently under development.

Expenses

Total operating expenses increased $213,881 (57%) from $375,934 during the three months ended June 30, 2004 to $589,815 during the three months ended June 30, 2005.   The most significant factors in the increase are:  a $78,138 (127%) increase in salaries for additional management and administrative staff, a $77,487 (47%) decrease in stock based compensation for consulting and professional services , a $114,724 (99%) increase in professional fees (which includes $51,230 for investment banking services, and $45,110 for software consultants), a $22,243 increase in marketing expenses, a $26,135 increase in travel and entertainment expenses, a $30,191 increase in office and printing expense and a $9, 129 increase in facilities and related expense.  Stock based compensation expense for the three months ended June 30, 2005 consisted of 99,903 shared valued at $29,758 issued to three contractors primarily for software development services rendered, and 145,833 shares valued at $58,750 for options vested during the period.

Total operating expenses for the nine months ended June 30, 2005 increased $629,20 7 ~~6~~ (54%) from $1,162,750 during the nine months ended June 30, 2004 to $1, 791,957 during the nine months ended June 30, 2005.   The most significant factors in the increase are:  a $82,668 (35%) increase in salaries for additional management and administrative staff, an $85,555 (18%) increase in stock based compensation, a $132,752 (36%) increase in professional fees (which includes $24,995 for audit services, $73,418 for investment banking services, $122,426 for software consultants, $26,380 for website consultants, $20,500 for regulatory consultants, and $26,056 for sales consultants, offset by a $14,650 decrease in accounting services, $88,826 decrease in legal services, $25,786 decrease in recruiting costs, and a $38,277 decrease for marketing and business development consultants), a $52,281 increase in office supplies and printing costs,  a $100,000 write-down of software under development, a $73,982 increase in travel and entertainment costs, a $ 24,514 in facilities and related costs, and a $51,881 increase in marketing and communications costs (which includes a $19,300 increase in public relations costs, and a $ 24,159 increase in trade show expense.  Stock based compensation expense for the nine months ended June 30, 2005 consisted of 365,513 shared valued at $126,522 issued to five contractors for software development services rendered, website consulting services, and accounting services rendered; 333,336 shares valued at $145,000 for options vested during the period, and 1,000,000 shares valued at $280,000 to fulfill the bonus commitment to the CEO per his employment agreement.

Interest expense decreased $213,780 (54%) from $397,053 during the three months ended June 30, 2004 to $183,273 during the three months ended June 30, 2005.   Interest expense decreased $279,529 (22%) from $1,261,678 during the nine months ended June 30, 2004 to $982,149 during the nine months ended June 30, 2005.  The majority of interest expense is amortization of fair value of warrants issued in conjunction with debt ..

Expense for the value attributed to the beneficial conversion feature of debt decreased $70,709 (58%) from $121,988 during the three months ended June 30, 2004 to $51,279 during the three months ended June 30, 2005.   This same expense increased $173,913 (143%) from $121,988 during the nine months ended June 30, 2004 to $295,901 during the nine months ended June 30, 2005.   We have been able to raise additional capital for our working capital needs through the issuance of short-term convertible debt.

Financing fees were $19,550 for the three months and nine months ended June 30, 2005 compared to ~~$~~ none ~~0~~ and $1,000 for the three months and nine months ended June 30, 2004, respectively.

There was a gain on extinguishment of debt of $26,666 in the nine months ended June 30, 2004 and none in 2005.

The net loss for the three months ended June 30, 2005 decreased $49,058 (6%) from $887,475 during the three months ended June 30, 2004 to $838,417 during the three months ended June 30, 2005.

The net loss for the nine months ended June 30, 2005 increased $566,24 1 (23%) from $2,513,378 during the nine months ended June 30, 2004 to $3,079,61 9 during the nine months ended June 30, 2005.

Liquidity and Capital Resources

During the nine months ended June 30, 2005 net cash used in operating activities was $894,269 compared to cash used by operating activities of $347,082 during the nine months ended June 30, 2004. During the nine months ended June 30, 2005, we have continued to expand our operations which increased expenses but we have not generated significant revenue to date.

During the nine months ended June 30, 2005 net cash used in investing activities was $19,709 compared to $95,027 used in investing activities for the nine months ended June 30, 2004 which included $90,000 for software under development and $5,027 for fixed asset purchases.

Financing activities generated $891,516 of cash for the nine months ended June 30, 2005 compared to $414,214 for the same period of 2004.  Financing for the nine months ended June 30, 2005 includes $151,015 from issuance of common stock, net of issuance costs, and $740,501 from borrowing on related party notes payable.  Financing for the nine months ended June 30, 2004 includes $404,714 from issuance of common stock, net of issuance costs, and $9,500 from borrowing on related party notes payable.

There ~~was~~  was a deficiency in net working capital of $2,947,608 at June 30, 2005 , which is primarily due to us having no significant source of revenue . This situation resulted in us  and borrowing additional monies to keep us going and meet our working capital and product development needs ..

Net losses of $3,07 9 ~~8~~ ,61 9 ~~8~~ were incurred for the nine months ended June 30, 2005, and $9,103,406 from inception through June 30, 2005.

We ha ve a nominal amount of revenue, and we have not generated positive operational cash flow . We continue to incur significant expenses to develop our product offering and in bringing our product offering to market. Consequently, We will require additional funds during the next two to nine months to execute our business strategy of exploit our business opportunities. Additional financing may not be available on favorable terms or at all.   If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our   ability to execute on our business opportunities.

On January 11, 2005 we concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of We at the election of the holder at anytime utilizing a conversion ratio of $.233 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of June 30, 2005 the entire credit facility has been drawn down.

We announced on February 1, 2005 that Grant Bettingen, Inc., a highly respected investment bank focused on growth companies, has agreed to provide ~~SVC~~  us with investment banking, market-making and other business advisory services . The services provided by Grant Bettingen, Inc., will assist us in executing our plan to be the market and technology leader in electronic and wireless payment systems, digital rights management and pre-paid stored-value cards.

During March 2005, an additional $155,000 was raised from existing accredited investors via convertible debentures payable on dates ranging from March 2, 2007 to March 7, 2007, bearing 12% interest.  Additional amounts of $75,000 during April 2005, $85,000 during May 2005 and $75,000 during June 2005 were raised on the same terms and payable in April through June 2007.  These debentures may be converted into our common stock of, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.233 per share.

We cannot predict the extent of investor interest in us , which may affect the future sales of equity and debt securities to fund our current business.  It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of debt instruments.  Therefore, we are currently seeking new capital through the sale of additional common shares, either through a public offering or private placement. Historically, we have sold our shares through private placements to accredited and qualified investors.  Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fees for these services.

 Factors That May Affect Future Results Of Operations

 In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

Because We are a Development Stage Company and we have a limited operating history, an investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies.

We cannot guarantee that we  ~~it~~ will succeed in achieving our goals, and there can be no assurance we will ever achieve or sustain profitability.   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of us as a going concern.  However, We ha ve ~~s~~ no established source of revenue, experienced net operating losses of $9,103,406 since inception, and a net loss of $3,079,61 9 ~~8~~ for the nine months ended June 30, 2005 .   Additionally, we have a working capital deficiency of $2,947,608 and a stockholders ' deficiency of $2,923,264 as of June 30, 2005. These factors raise substantial doubt about our   ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.   Our m anagement is currently in the process of seeking additional funding, renegotiating the terms of its debt and expanding sales to achieve positive operating cash flows.  However, there can be no assurances that our  management will succeed in its efforts to obtain additional funding or generate sufficient cash flows from operations that will sustain its operations.   We ha ve ~~s~~ developed new products and developed a sales team that is vigorously pursuing new business.   Our m anagement is also working with financiers to raise additional capital.

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

In 2003 SVC started to look at the transaction space, with a focus on the Internet transactions business (debit cards/electronic checks/ACH/ contact less transactions); what came out of that review was that the transaction area was deeply flawed. It is price sensitive to an extraordinary extent, leading to a very high level of customer "churn".

As a result of the customer turnover there is no customer loyalty, customers will change transaction processor for a % of a %. There are significant security issues (ID theft and  chargeback ), and no fully vertically integrated solution available. In short, the transaction space has become a commodity.

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

Stored value cards (debit cards) have changed the way consumers use cash, checks and, most importantly, traditional credit cards. There has been a huge upsurge recently in the use of debit card products in the consumer market and in fact, the global market for electronic payment systems is currently experiencing significant growth as the shift continues away from paper-based payment processes such as cash, personal checks, gift certificates, and coupons, vouchers, and traveler's cheques. Electronic payment systems are becoming the system of choice more and more often because of their convenience and security. Consumers are increasing their use of electronic payments and, in turn, decreasing their use of cash, checks and other paper-based payment processes.

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

The first product that SVC has taken to the market is a truly unique concept called "SCOOT".

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

Money Transfer Services

Last year over $90 Billion was transferred from the US to foreign countries as person-to-person remittances. Most of these funds were transferred using "wire" services such Western Union and generated over $6 Billion in fee revenue. The volume of US initiated money transfers has grown rapidly over the last 10 years, and has almost doubled to Latin America, Europe, and Southeast Asia. Global economic factors such as NAFTA and "Guest Worker Programs" are projected to accelerate remittance volumes even further.  Scoot makes sending money as easy as a phone call, and much less expensive than Western Union. Scoot intends to be the low cost leader in the money transfer space by offering a $4.50 fixed fee vs. an average 6% fee charged by Western Union.

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

Competitive Advantages

While every high growth market will eventually attract numerous new market entrants, currently no other company has announced a product offering that is equivalent to Scoot.  SVC intends to maintain its strategic advantage by focusing on being the low cost, high value market leader, and by consistently outpacing competitors by rapidly adding new and innovative features.

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

Competitive Advantages

While every high growth market will eventually attract numerous other market entrants, currently no other company has announced a service offering that is equivalent to, or as comprehensive as, the SVC SCOOT.  SVC intends to maintain ~~it's~~ its strategic advantage by consistently outpacing competitors by adding new and innovative features, and focusing on being the low cost, high value market leader.

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

    -    Pure Music & SVC Financial to Widen Digital Distribution of Regional Artists; Austin Willacy to be First Breakout Musician. SVC is increasing the awareness, availability and online sales of regional musicians' work for Pure Music - first for one of its featured artists, highly regarded Bay Area songwriter and performer Austin Willacy. SVC is deploying a Digital Rights Management solution that protects the integrity of the artist's output, even as it encourages fans' sharing music, concert footage and other rich-media content in a secure environment. It also includes allows consumers to make an immediate electronic purchase of an Austin Willacy CD or individual song.

In February 2005 SVC announced:

    -    that Grant Bettingen, Inc., a highly respected investment bank focused on growth companies, has agreed to provide SVC investment banking, market-making and other services to the company as it executes on its plan to be the market and technology leader in electronic and wireless payment systems, digital rights management and pre-paid stored value cards.

In March 2005 SVC announced:

-the  unveiling of a unique capability to transfer funds from one wireless telephone to another at the Intele-Card Expo, which brings together the leading innovators in stored value and electronic and telephone payment processing, at the Miami Beach (FL.) Convention Center.

-a partnership with ElectraCard(SM) Services, Pvt. Ltd. (ECS), a subsidiary of Opus Software Solutions Pvt. Ltd. The partnership will set up and process mobile-enabled card-based payment transactions. In a first of its kind partnership, SVC Financial Services will leverage ECS' processing platform, ElectraCard(SM) based in India, to manage its global payments programs.

-the introduction of 'Scoot' -- an unrivaled product that enables cell phone users to transfer funds directly to each other.

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

-that the U.S. Department of Veterans Affairs (VA) is launching its inaugural San Francisco fundraising initiative using the SVC Mazarin Media Platform.

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

 In April 2005 SVC announced:

-a distribution partnership with Merit Financial Solutions, LLC, one of the premier distributors of prepaid and stored value cards in the United States.

The agreement calls for the distribution of SVC stored value debit cards to potentially millions of consumers via tens of thousands of merchants throughout the nation.

-that Operation Soldier, a non-profit organization designed to care for deployed U.S. troops in Iraq and Afghanistan and their families, will launch a fundraising initiative using the SVC Mazarin Media Platform. The fundraising initiative, titled "Patriot Down," is intended to alleviate the financial burden of military families that have a loved one who has been seriously wounded in combat, among other things helping defray the costs of family members visiting wounded relatives in military hospitals.

-the selection of Laszlo Systems' OpenLaszlo for its next generation media platform. SVC has pioneered the Mazarin(TM) Media Platform that provides rapid media-based application delivery for any user or organization. Mazarin 3.0 will allow anyone, anywhere to view Mazarin-based applications thanks to Laszlo's open source solution.

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

In May 2005 SVC signed an agreement to engage Cappello Capital Corp. of Santa Monica, CA as exclusive financial advisors to SVC Financial Services, Inc.

In May 2005 SVC announced:

-  that RIPTOPIA, an information technology company providing Digital Music Lifestyle Solutions, has selected SVC's Mazarin Media Platform© as its online marketing and transaction processing solution. Terms of the contract were disclosed.

"RIPTOPIA is exactly the right kind of company to use SVC's Mazarin Media Platform," said Rob Preston, SVC's Vice president of Business Development. "The viral nature of the SVC solution means that RIPTOPIA will be put in front of a huge new potential customer base. SVC's secure, scalable, unique media management solution provides consumers what they want -- an exciting, informative, one-stop shopping experience with highly secure, low-cost transaction services," said Preston. "Mazarin allows users on any platform (PC-Mac-Linux) to view all subject matter information in a single window. No more fumbling through Web sites and leaving frustrated. We're pleased RIPTOPIA recognizes the benefits of Mazarin's 'push' technology that will allow RIPTOPIA more effective market communications and will extend their market reach with greater impact."

"Much like the transition from vinyl records to CDs, there's a growing demand for CD content to be converted to digital music for use on iPods, media centers, and music servers. This conversion is done through a process known as 'ripping.' However, ripping is tedious, time consuming, and it requires special technical knowledge and equipment," said Kurt Beyer of RIPTOPIA. "SVC's Mazarin platform will help educate a wide customer base about RIPTOPIA's unique service, which will help them transition to the digital music age. We're extremely excited to be able to extend our technological capabilities using SVC's unique platform," said Kurt Beyer of RIPTOPIA.

- that its common shares have been accepted for quotation on the NASD Over the Counter Bulletin Board (OTCBB) under the symbol SVCX.

"Listing on the OTC Bulletin Board enables SVC Financial to reach a wider range of potential investors," said Christopher Haigh, SVC President and CEO. "This listing is a significant move to improve liquidity in our common stock and enhance shareholder value. It is also a tremendous step forward in the growth of our company."

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities include national, regional, and foreign equity issues, warrants, units, ADRs, and Direct Participation Programs (DPPs). Information regarding the OTC Bulletin Board can be found on its website at www.otcbb.com.

In July 2005 SVC announced:

- that VasoRx, Inc., formerly known as NeutraLogix, will launch a major brand campaign using SVC's Mazarin Media Platform for multimedia-based applications.

VasoRx recently changed its name from NeutraLogix and will be delivering a large-scale outreach program using SVC's media and financial services capabilities. VasoRx and SVC will leverage VasoRx's existing retail channel partners coordinated with the Healing Circle Network and the chiropractic community.

"VasoRx's products provide revolutionary solutions to various forms of pain, ailments, and increased performance through all-natural products," said Kevin Fulton, Director of Marketing. "We have extensive experience in developing sales and marketing channels, but after reviewing SVC's Mazarin solution, we believe we can optimize our existing channel sales performance. We look forward to extending our marketing and outreach capabilities, providing a compelling, and one-stop solution that will inspire greater levels of purchasing even beyond our current Web capabilities."

"SVC delivers the most comprehensive, integrated media and mobile transaction solutions available anywhere for accelerating sales. We help clients deliver exciting brand and product promotions with complete purchasing capabilities in a single solution. We've pioneered the Mazarin solution to be an extremely cost-effective, powerful solution for clients that need more price performance than from a Web site or uninspiring email campaigns. We're excited at the prospect of helping VasoRx extend their valuable offerings to existing markets and beyond," said Rob Preston, SVC Vice President of Public Policy & e-Philanthropy.

"SVC brings tremendous benefits to companies like VasoRx with the Mazarin solution," said Chris Haigh, President and CEO of SVC. "We've engineered a product platform for rapid solutions delivery that runs on any system and any browser to gain the widest possible exposure and greatest impact for presenting products and other promotions. Mazarin allows us to provide specialized solutions for retail and consumer products, non-profit organizations, and music and entertainment organizations."

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively.  Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff's views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on the Company's consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the three months and nine months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

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

During the three months ended June 30, 2005, 283,000 shares were issued for $66,995 in cash.

In December 2004, 5 ~~2~~ 6 2 ,500 restricted shares valued at $112,500 were issued as consideration for a credit facility.  During June 2005, 98,437 shares valued at $7,163 were issued as consideration for a credit facility.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered.

During the three months ended March 31, 2005, 141,755 shares worth $49,265 were issued to contractors and vendors in settlement of services rendered, and 678,610 valued at $103,458 were issued for stock based compensation.

During the three months ended June 30, 2005, 99,930 shares worth $29,758 were issued to contractors and vendors in settlement of services rendered, and 347,796 shares valued at $46,750 were issued for investor relations and fund raising activities.

During the three months ended March 31, 2005 an additional 14,486 shares were issued to correct an error on debt converted to equity in a prior period.

During the three months ended June 30, 2005, an additional 13,393 shares were issued in exchange for an equal number of PocketPass shares.

During July 2005 shares totaling 36,785 were issued at $.20 per share for $7,357 cash.

During July 2005, an additional $50,000 was raised from existing accredited investors via convertible debentures payable on various dates ranging from July 7, 2007 to July 15, 2007, bearing 12% interest.  These debentures may be converted into common stock of the Company, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.233 per share

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Submission of Matters to a Vote of Security Holders

    None.

Item 5.    Other Information

    None.

Item 6.    Exhibits and Reports on Form 8K

Exhibits:

14.2	Loan Agreement and Credit Facility with Robert Gold dated January 11, 2005
14.3	12% Convertible Note with Safa Trust dated March 2, 2005
14.4	12% Convertible Note with Mena Investments dated March 2, 2005
14.5	12% Convertible Note with Safa Trust dated June 23, 2005
14.6	12% Convertible Note with Mena Investments dated July 15, 2005
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Reports on Form 8K:

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVC FINANCIAL SERVICES, INC.

Date: July 28, 2005

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

Date: July 28, 2005	/s/ Christopher Haigh
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

     4. The registrant's other certifying officer and ~~I,~~ I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: July  28, 2005

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

                                                Charles L. Nuzum

                                                Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Haigh, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Haigh

Christopher Haigh

President, CEO and Director

July  28, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of SVC Financial Services, Inc. on Form 10-QSB for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles L. Nuzum, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles L. Nuzum

Charles L. Nuzum

Chief Financial Officer

July  28, 2005

Exhibit 14.2

LOAN AGREEMENT

AND CREDIT FACILITY

Robert Gold, individually, agrees with SVC Financial Services, Inc. on the following terms and conditions governing a $400,000 combined line of credit facility and loan agreement:

1)

A total sum of $400,000 will be made available to SVC, at SVC's option, subject to the timing restraints listed below.

2)

$50,000 of the total of $400,000 has been funded.

3)

$120,000 will be made available on or before January 15, 2005;  an additional $120,000 on or before February 15, 2005;  and the final $110,000 on or before March 15, 2005.  SVC may elect to not draw down on the funds on or before those dates, but the non-use of funds on any funding date will not cancel the availability of subsequent tranches on the dates itemized in this paragraph.

4)

Each drawn-down will be in the form of a convertible promissory note, payable 2 years after the date of draw-down, bearing 12% interest, and having the following convertibility rights or options:

4.1

Gold may convert the note, and any accrued interest, at his election, at any time, at a rate of $0.233 per share, converting all or only a portion of the note.  If only a portion is converted a new note, for the remaining balance, will be issued, bearing all of these terms and having the original due date.

4.2

SVC may request, by giving Gold 30 days notice, a "forced" conversion of the note, at which time the conversion price will be $0.175 per share, based upon the company's early request for conversion.  Gold may choose not to convert if less than one year has elapsed on the note, or if the market price of SVC common stock at the date of request is below $0.25 per share with an average volume during the preceding 10 trading days of no less than 80,000 shares per day, or below $0.35 per share with an average trading volume during the preceding 10 trading days of no less than 50,000 shares per day.

4.3

If Gold chooses not to convert after SVC's demand for conversion, then SVC may retire the note, with accrued interest, for the balance, plus a 20% pre-payment fee, plus the accrued interest.

4.4

If Gold is offered pre-payment, and elects not to accept pre-payment then the 20% pre-payment fee is waived, however, the conversion rights held by Gold remain unaffected, and are still subject to the pre-conditions of 4.2..

5)

The credit line and any notes issued under this agreement will be subject to pricing adjustments in certain circumstances:

5.1

If the company is not "current" in its reporting obligations as a 12(g) filer with the Securities and Exchange Commission by March 31, 2005 (all "K's" and "Q's" filed), then the conversion price on any outstanding notes under this agreement will be lowered to $0.10 per share.  Similarly, if the company is de-listed from the OTC Bulletin Board, after achieving "currency," at any time following March 31, 2005 and prior to retirement of any outstanding indebtedness under this agreement, then the conversion price on any outstanding notes issued under this agreement will be lowered to $0.10 per share.

5.2

If the company is not actively processing accounts (net profit not required) by March 31, 2005, then the conversion price on any outstanding notes under this agreement will be lowered to $0.10 per share.

5.3

If the company has not raised an additional $500,000 in either investment capital or by performance (i.e., excess working capital), exclusive of any funds advanced under this agreement, on or before June 30, 2005, but has accomplished the conditions of both 5.1 and 5.2, then the conversion price will be adjusted to $0.10 per share, with no "demand" conversion rights retained by or available to the company.

5.4

If the company has not offered a premature payment on or before the term of a note, then the conversion price for that note decreases to $0.10 on the actual due date of the note, or any extension of the note by reason of inability to pay or denial of conversion by Gold.

6)

Once the initial $50,000 has been advanced, and upon execution of this agreement, 562,500 shares of restricted common stock will be issued to Gold as consideration for establishing this credit facility.  If for some reason not the fault of the company, Gold chooses not to fund on a subsequent draw down, then a pro-rated portion of these shares  may be cancelled by the company.  Example: the final $110,000, after request of the company, is not provided as agreed, then 290/400 of the 500,000 shares are "earned" and 110/400 are cancellable.  If the company elects not to access the credit line, these shares remain earned and non-cancellable.

7)

This agreement has several underlying goals:

7.1

SVC should be incentivized and encouraged to acquire its funding from alternate resources.

7.2

The $350,000 portion of this facility, if all goes well, upon full conversion is intended to achieve 2,000,000 shares for Gold (plus any interest earned in the interim).

7.3

If the company is able to retire these debts early, or not incur them at all, Gold is satisfied with a 20% bonus, plus any interest, on his invested capital, and retention of the 500,000 share establishment bonus.

Any other conditions or governing terms will be included within the convertible promissory notes, but all subsequent documents will include or honor all of the terms and conditions set forth in this agreement.

[Signatures on following page]

Dated: January 11, 2005

SVC FINANCIAL SERVICES, INC.

ROBERT GOLD

By:___________________________

By:_________________________

Chris Haigh, President

Robert Gold, Individually

Exhibit 14.3

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL, SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

12% CONVERTIBLE NOTE DUE Friday, March 2, 2007

Safa Trust, Inc. agrees with SVC Financial Services, Inc. on the following terms and conditions governing a $20,000 loan agreement:

1)

The loan will be in the form of a convertible promissory note, payable 2 years after the date of this note, bearing 12% interest, and having the following convertibility rights or options:

1.1

Safa Trust, Inc. may convert the note, and any accrued interest, at its election, at any time, at a rate of $0.233 per share, converting all or only a portion of the note.  If only a portion is converted a new note, for the remaining balance, will be issued, bearing all of these terms and having the original due date.

1.2

SVC may request, by giving Safa Trust, Inc. 30 days notice, a "forced" conversion of the note, at which time the conversion price will be $0.175 per share, based upon the company's early request for conversion.  Safa Trust, Inc. may choose not to convert if less than one year has elapsed on the note, or if the market price of SVC common stock at the date of request is below $0.25 per share with an average volume during the preceding 10 trading days of no less than 80,000 shares per day, or below $0.35 per share with an average trading volume during the preceding 10 trading days of no less than 50,000 shares per day.

1.3

If Safa Trust, Inc. chooses not to convert after SVC's demand for conversion, then SVC may retire the note, with accrued interest, for the balance, plus a 20% pre-payment fee, plus the accrued interest.

1.4

If Safa Trust, Inc. is offered pre-payment, and elects not to accept pre-payment then the 20% pre-payment fee is waived, however, the conversion rights held by Safa Trust, Inc. remain unaffected, and are still subject to the pre-conditions of 4.2.

2)

The notes issued under this agreement will be subject to pricing adjustments in certain circumstances:

2.1

If the company is not "current" in its reporting obligations as a 12(g) filer with the Securities and Exchange Commission by March 31, 2005 (all "K's" and "Q's" filed), then the conversion price on any outstanding notes under this agreement will be lowered to $0.10 per share.  Similarly, if the company is de-listed from the OTC Bulletin Board, after achieving "currency," at any time following March 31, 2005 and prior to retirement of any outstanding indebtedness under this agreement, then the conversion price on any outstanding notes issued under this agreement will be lowered to $0.10 per share.

2.2

If the company has not raised an additional $500,000 in either investment capital or by performance (i.e., excess working capital), exclusive of any funds advanced under this agreement, on or before June 30, 2005, but has accomplished the conditions of both 2.1 and 2.2, then the conversion price will be adjusted to $0.10 per share, with no "demand" conversion rights retained by or available to the company.

2.3

If the company has not offered a premature payment on or before the term of a note, then the conversion price for that note decreases to $0.10 on the actual due date of the note, or any extension of the note by reason of inability to pay or denial of conversion by Safa Trust, Inc.

3)

Upon execution of this agreement, 28,125 shares of restricted common stock will be issued to Safa Trust, Inc. as consideration for establishing this credit facility.

4)

This agreement has several underlying goals:

4.1

SVC should be incentivized and encouraged to acquire its funding from alternate resources.

4.2

This $20,000 loan, if all goes well, upon full conversion is intended to achieve 114,286 shares for Safa Trust, Inc. (plus any interest earned in the interim).

4.3

If the company is able to retire these debts early, Safa Trust, Inc. is satisfied with a 20% bonus, plus any interest, on its invested capital, and retention of the 28,125 share establishment bonus.

5)

The entire unpaid principal sum and unpaid interest under this Note shall become immediately due and payable upon: (a) The failure of the Borrower to pay when due the principal balance and accrued interest on this Note and the continuation of such default for more than 30 days; or (b) The insolvency of the Borrower, the commission of an act of bankruptcy by the Borrower, the execution by the Borrower of a general assignment for the benefit of creditors, or the filing by or against the Borrower of a petition in bankruptcy or a petition for relief under the provisions of the federal bankruptcy act or another state or federal law for the relief of debtors and the continuation of such petition without dismissal for a period of 90 days or more.

6)

If action is instituted to collect this Note, the Borrower promises to pay all reasonable costs and expenses (including reasonable attorney's fees) incurred in connection with such action.

7)

No previous waiver and no failure or delay by Lender or the Borrower in acting with respect to the terms of this Note shall constitute a waiver of any breach, default, or failure of condition under this Note or the obligations secured thereby. A waiver or modification of any term of this Note or of any of the obligations secured thereby must be made in writing and signed by a duly authorized officer of Lender and shall be limited to the express terms of such waiver. The Borrower hereby expressly waives presentment and demand for payment at such time as any payments are due under this Note.

8)

In the event of any inconsistencies between the terms of this Note and the terms of any other document related to the loan evidenced by this Note, the terms of this Note shall prevail.

9)

This Note shall be construed in accordance with the laws of the State of California, and the parties stipulate to the personal jurisdiction of the state and federal courts for the county of San Francisco, California.

Dated: March 2, 2005

SVC FINANCIAL SERVICES, INC.

By:___________________________

Chris Haigh, President

Exhibit 14.4

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL, SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

12% CONVERTIBLE NOTE DUE Friday, March 2, 2007

Mena Investments, Inc. agrees with SVC Financial Services, Inc. on the following terms and conditions governing a $25,000 loan agreement:

1)

The loan will be in the form of a convertible promissory note, payable 2 years after the date of this note, bearing 12% interest, and having the following convertibility rights or options:

1.1

Mena Investments, Inc. may convert the note, and any accrued interest, at its election, at any time, at a rate of $0.233 per share, converting all or only a portion of the note.  If only a portion is converted a new note, for the remaining balance, will be issued, bearing all of these terms and having the original due date.

1.2

SVC may request, by giving Mena Investments, Inc. 30 days notice, a "forced" conversion of the note, at which time the conversion price will be $0.175 per share, based upon the company's early request for conversion.  Mena Investments, Inc. may choose not to convert if less than one year has elapsed on the note, or if the market price of SVC common stock at the date of request is below $0.25 per share with an average volume during the preceding 10 trading days of no less than 80,000 shares per day, or below $0.35 per share with an average trading volume during the preceding 10 trading days of no less than 50,000 shares per day.

1.3

If Mena Investments, Inc. chooses not to convert after SVC's demand for conversion, then SVC may retire the note, with accrued interest, for the balance, plus a 20% pre-payment fee, plus the accrued interest.

1.4

If Mena Investments, Inc. is offered pre-payment, and elects not to accept pre-payment then the 20% pre-payment fee is waived, however, the conversion rights held by Mena Investments, Inc. remain unaffected, and are still subject to the pre-conditions of 4.2.

2)

The notes issued under this agreement will be subject to pricing adjustments in certain circumstances:

2.1

If the company is not "current" in its reporting obligations as a 12(g) filer with the Securities and Exchange Commission by March 31, 2005 (all "K's" and "Q's" filed), then the conversion price on any outstanding notes under this agreement will be lowered to $0.10 per share.  Similarly, if the company is de-listed from the OTC Bulletin Board, after achieving "currency," at any time following March 31, 2005 and prior to retirement of any outstanding indebtedness under this agreement, then the conversion price on any outstanding notes issued under this agreement will be lowered to $0.10 per share.

2.2

If the company has not raised an additional $500,000 in either investment capital or by performance (i.e., excess working capital), exclusive of any funds advanced under this agreement, on or before June 30, 2005, but has accomplished the conditions of both 2.1 and 2.2, then the conversion price will be adjusted to $0.10 per share, with no "demand" conversion rights retained by or available to the company.

2.3

If the company has not offered a premature payment on or before the term of a note, then the conversion price for that note decreases to $0.10 on the actual due date of the note, or any extension of the note by reason of inability to pay or denial of conversion by Mena Investments, Inc.

3)

Upon execution of this agreement, 35,156 shares of restricted common stock will be issued to Mena Investments, Inc. as consideration for establishing this credit facility.

4)

This agreement has several underlying goals:

4.1

SVC should be incentivized and encouraged to acquire its funding from alternate resources.

4.2

This $25,000 loan, if all goes well, upon full conversion is intended to achieve 142,857 shares for Mena Investments, Inc. (plus any interest earned in the interim).

4.3

If the company is able to retire these debts early, Mena

Investments, Inc. is satisfied with a 20% bonus, plus any interest, on its invested capital, and retention of the 35,156 share establishment bonus.

5)

The entire unpaid principal sum and unpaid interest under this Note shall become immediately due and payable upon: (a) The failure of the Borrower to pay when due the principal balance and accrued interest on this Note and the continuation of such default for more than 30 days; or (b) The insolvency of the Borrower, the commission of an act of bankruptcy by the Borrower, the execution by the Borrower of a general assignment for the benefit of creditors, or the filing by or against the Borrower of a petition in bankruptcy or a petition for relief under the provisions of the federal bankruptcy act or another state or federal law for the relief of debtors and the continuation of such petition without dismissal for a period of 90 days or more.

6)

If action is instituted to collect this Note, the Borrower promises to pay all reasonable costs and expenses (including reasonable attorney's fees) incurred in connection with such action.

7)

No previous waiver and no failure or delay by Lender or the Borrower in acting with respect to the terms of this Note shall constitute a waiver of any breach, default, or failure of condition under this Note or the obligations secured thereby. A waiver or modification of any term of this Note or of any of the obligations secured thereby must be made in writing and signed by a duly authorized officer of Lender and shall be limited to the express terms of such waiver. The Borrower hereby expressly waives presentment and demand for payment at such time as any payments are due under this Note.

8)

In the event of any inconsistencies between the terms of this Note and the terms of any other document related to the loan evidenced by this Note, the terms of this Note shall prevail.

9)

This Note shall be construed in accordance with the laws of the State of California, and the parties stipulate to the personal jurisdiction of the state and federal courts for the county of San Francisco, California.

Dated: March 2, 2005

SVC FINANCIAL SERVICES, INC.

By:___________________________

Chris Haigh, President

Exhibit 14.5

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL, SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

12% CONVERTIBLE NOTE DUE Friday, June 23, 2007

Safa Trust, Inc. agrees with SVC Financial Services, Inc. on the following terms and conditions governing a $25,000 loan agreement:

1)

The loan will be in the form of a convertible promissory note, payable 2 years after the date of this note, bearing 12% interest, and having the following convertibility rights or options:

1.1

Safa Trust, Inc. may convert the note, and any accrued interest, at its election, at any time, at a rate of $0.233 per share, converting all or only a portion of the note.  If only a portion is converted a new note, for the remaining balance, will be issued, bearing all of these terms and having the original due date.

1.2

SVC may request, by giving Safa Trust, Inc. 30 days notice, a "forced" conversion of the note, at which time the conversion price will be $0.175 per share, based upon the company's early request for conversion.  Safa Trust, Inc. may choose not to convert if less than one year has elapsed on the note, or if the market price of SVC common stock at the date of request is below $0.25 per share with an average volume during the preceding 10 trading days of no less than 80,000 shares per day, or below $0.35 per share with an average trading volume during the preceding 10 trading days of no less than 50,000 shares per day.

1.3

If Safa Trust, Inc. chooses not to convert after SVC's demand for conversion, then SVC may retire the note, with accrued interest, for the balance, plus a 20% pre-payment fee, plus the accrued interest.

1.4

If Safa Trust, Inc. is offered pre-payment, and elects not to accept pre-payment then the 20% pre-payment fee is waived, however, the conversion rights held by Safa Trust, Inc. remain unaffected, and are still subject to the pre-conditions of 4.2.

2)

The notes issued under this agreement will be subject to pricing adjustments in certain circumstances:

2.1

If the company is not "current" in its reporting obligations as a 12(g) filer with the Securities and Exchange Commission by March 31, 2005 (all "K's" and "Q's" filed), then the conversion price on any outstanding notes under this agreement will be lowered to $0.10 per share.  Similarly, if the company is de-listed from the OTC Bulletin Board, after achieving "currency," at any time following March 31, 2005 and prior to retirement of any outstanding indebtedness under this agreement, then the conversion price on any outstanding notes issued under this agreement will be lowered to $0.10 per share.

2.2

If the company has not offered a premature payment on or before the term of a note, then the conversion price for that note decreases to $0.10 on the actual due date of the note, or any extension of the note by reason of inability to pay or denial of conversion by Safa Trust, Inc.

3)

Upon execution of this agreement, 35,156 shares of restricted common stock will be issued to Safa Trust, Inc. as consideration for establishing this credit facility.

4)

This agreement has several underlying goals:

4.1

SVC should be incentivized and encouraged to acquire its funding from alternate resources.

4.2

This $25,000 loan, if all goes well, upon full conversion is intended to achieve 142,452 shares for Safa Trust, Inc. (plus any interest earned in the interim).

4.3

If the company is able to retire these debts early, Safa Trust, Inc. is satisfied with a 20% bonus, plus any interest, on its invested capital, and retention of the 35,156 share establishment bonus.

5)

The entire unpaid principal sum and unpaid interest under this Note shall become immediately due and payable upon: (a) The failure of the Borrower to pay when due the principal balance and accrued interest on this Note and the continuation of such default for more than 30 days; or (b) The insolvency of the Borrower, the commission of an act of bankruptcy by the Borrower, the execution by the Borrower of a general assignment for the benefit of creditors, or the filing by or against the Borrower of a petition in bankruptcy or a petition for relief under the provisions of the federal bankruptcy act or another state or federal law for the relief of debtors and the continuation of such petition without dismissal for a period of 90 days or more.

6)

If action is instituted to collect this Note, the Borrower promises to pay all reasonable costs and expenses (including reasonable attorney's fees) incurred in connection with such action.

7)

No previous waiver and no failure or delay by Lender or the Borrower in acting with respect to the terms of this Note shall constitute a waiver of any breach, default, or failure of condition under this Note or the obligations secured thereby. A waiver or modification of any term of this Note or of any of the obligations secured thereby must be made in writing and signed by a duly authorized officer of Lender and shall be limited to the express terms of such waiver. The Borrower hereby expressly waives presentment and demand for payment at such time as any payments are due under this Note.

8)

In the event of any inconsistencies between the terms of this Note and the terms of any other document related to the loan evidenced by this Note, the terms of this Note shall prevail.

9)

This Note shall be construed in accordance with the laws of the State of California, and the parties stipulate to the personal jurisdiction of the state and federal courts for the county of San Francisco, California.

Dated: June 23, 2005

SVC FINANCIAL SERVICES, INC.

By:_______________________________________

Charles L. Nuzum, Chief Financial Officer

Exhibit 14.6

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL, SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED.

12% CONVERTIBLE NOTE DUE Friday, July 15, 2007

Mena Investments agrees with SVC Financial Services, Inc. on the following terms and conditions governing a $25,000 loan agreement:

1)

The loan will be in the form of a convertible promissory note, payable 2 years after the date of this note, bearing 12% interest, and having the following convertibility rights or options:

1.1

Mena Investments may convert the note, and any accrued interest, at its election, at any time, at a rate of $0.233 per share, converting all or only a portion of the note.  If only a portion is converted a new note, for the remaining balance, will be issued, bearing all of these terms and having the original due date.

1.2

SVC may request, by giving Mena Investments 30 days notice, a "forced" conversion of the note, at which time the conversion price will be $0.175 per share, based upon the company's early request for conversion.  Mena Investments may choose not to convert if less than one year has elapsed on the note, or if the market price of SVC common stock at the date of request is below $0.25 per share with an average volume during the preceding 10 trading days of no less than 80,000 shares per day, or below $0.35 per share with an average trading volume during the preceding 10 trading days of no less than 50,000 shares per day.

1.3

If Mena Investments chooses not to convert after SVC's demand for conversion, then SVC may retire the note, with accrued interest, for the balance, plus a 20% pre-payment fee, plus the accrued interest.

1.4

If Mena Investments is offered pre-payment, and elects not to accept pre-payment then the 20% pre-payment fee is waived, however, the conversion rights held by Mena Investments remain unaffected, and are still subject to the pre-conditions of 4.2.

2)

The notes issued under this agreement will be subject to pricing adjustments in certain circumstances:

2.1

If the company is not "current" in its reporting obligations as a 12(g) filer with the Securities and Exchange Commission by March 31, 2005 (all "K's" and "Q's" filed), then the conversion price on any outstanding notes under this agreement will be lowered to $0.10 per share.  Similarly, if the company is de-listed from the OTC Bulletin Board, after achieving "currency," at any time following March 31, 2005 and prior to retirement of any outstanding indebtedness under this agreement, then the conversion price on any outstanding notes issued under this agreement will be lowered to $0.10 per share.

2.2

If the company has not offered a premature payment on or before the term of a note, then the conversion price for that note decreases to $0.10 on the actual due date of the note, or any extension of the note by reason of inability to pay or denial of conversion by Mena Investments

3)

Upon execution of this agreement, 35,156 shares of restricted common stock will be issued to Mena Investments as consideration for establishing this credit facility.

4)

This agreement has several underlying goals:

4.1

SVC should be incentivized and encouraged to acquire its funding from alternate resources.

4.2

This $25,000 loan, if all goes well, upon full conversion is intended to achieve 142,452 shares for Mena Investments (plus any interest earned in the interim).

4.3

If the company is able to retire these debts early, Mena Investments is satisfied with a 20% bonus, plus any interest, on its invested capital, and retention of the 35,156 share establishment bonus.

5)

The entire unpaid principal sum and unpaid interest under this Note shall become immediately due and payable upon: (a) The failure of the Borrower to pay when due the principal balance and accrued interest on this Note and the continuation of such default for more than 30 days; or (b) The insolvency of the Borrower, the commission of an act of bankruptcy by the Borrower, the execution by the Borrower of a general assignment for the benefit of creditors, or the filing by or against the Borrower of a petition in bankruptcy or a petition for relief under the provisions of the federal bankruptcy act or another state or federal law for the relief of debtors and the continuation of such petition without dismissal for a period of 90 days or more.

6)

If action is instituted to collect this Note, the Borrower promises to pay all reasonable costs and expenses (including reasonable attorney's fees) incurred in connection with such action.

7)

No previous waiver and no failure or delay by Lender or the Borrower in acting with respect to the terms of this Note shall constitute a waiver of any breach, default, or failure of condition under this Note or the obligations secured thereby. A waiver or modification of any term of this Note or of any of the obligations secured thereby must be made in writing and signed by a duly authorized officer of Lender and shall be limited to the express terms of such waiver. The Borrower hereby expressly waives presentment and demand for payment at such time as any payments are due under this Note.

8)

In the event of any inconsistencies between the terms of this Note and the terms of any other document related to the loan evidenced by this Note, the terms of this Note shall prevail.

9)

This Note shall be construed in accordance with the laws of the State of California, and the parties stipulate to the personal jurisdiction of the state and federal courts for the county of San Francisco, California.

Dated: July 15, 2005

SVC FINANCIAL SERVICES, INC.

By:___________________________

___________

Charles L. Nuzum, Chief Financial Officer