Form 10KSB
period 2005-09-30
SVC FINANCIAL SERVICES INC
filed 2006-01-13
CIK 1092753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended:   September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the issuer's revenues for its most recent fiscal year:   $11,224

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at September 30, 2005 was $ 3,984,860.

As of September 30, 2005, issuer had 34,650,954 shares of common equity issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SVC FINANCIAL SERVICES, INC.

Form 10-KSB

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Historical Corporate Development

SVC Financial Services, Inc. (hereinafter also referred to as the "Company", SVC and/or the "Registrant") is a company in the development stage.   The Company was incorporated July 14, 1995 under the laws of the State of Colorado.  Formerly known as Secure Sign, Inc., after completing a merger with Pocketpass.com, Inc., in October 2003, the Company changed its name to SVC Financial Services, Inc.

SVC offers two products, the Mazarin Media Platform that supports multi-media based E-commerce transactions, and "Scoot" Mobile Money Prepaid Debit cards that support mobile phone based transactions. These two products, described below, are both in beta testing and scheduled to be launched during the first three months of 2006.

The Mazarin Media Platform

The Mazarin Media Platform is a rapid application development system that creates payment-enabled multimedia applications that can be distributed over the Internet and via email. Mazarin Media Applications have a broad range of uses including corporate product marketing, fund raising for charities, and distributing music and video files. Users can download a Mazarin Media Application from a web site or Email and then make an online purchase or payment directly from the application without having to go to the seller's web site. We charge fees to set up the Mazarin Media Platform, and charge an additional small fee on every purchase made through a Mazarin application.

Scoot Mobile Money

Scoot Mobile Money Prepaid Debit cards allow anyone with a cell phone to store, send and receive funds anywhere in the world. Users purchase a prepaid Scoot debit card and then register with the Scoot Mobile Money service to link their cell phone number to their Scoot card number. Scoot users can now send money from one cardholder to another using their cell phone numbers as their unique identifier. Scoot is strategically focused on three markets: 1) sale of prepaid debit cards, 2) card-to-card money transfer services and 3) marketing select products and services to Scoot users via their cell phones.

Since inception, we have devoted substantially all of our efforts to activities such as financial planning, capital raising and product development and have not recorded any significant revenue. For the fiscal years ended September 30, 2005 and 2004, we had net losses of $6,588,253 and $3,446,923, respectively. At September 30, 2005, we had an accumulated deficit of $12,612,040. Since we have suffered recurring losses from operations, our auditors in their report on our financials for the fiscal year ended September 30, 2005, have expressed substantial doubt about our ability to continue as a going concern.

GENERAL

Employees

At September 30, 2005 the Company had no employees and operated with eleven consultants.

Development Stage

The Company is currently a development stage company and no significant revenues have been earned from operations.

ITEM 2.     DESCRIPTION OF PROPERTY

Property consists of office furniture and equipment and approximately 1,400 square feet of leased office space at 235 Montgomery St, San Francisco, CA

ITEM 3.     LEGAL PROCEEDINGS

Weinberg & Company, P.A. v. SVC Financial Services, Inc.; Superior Court of California, County of Los Angeles Case No. BC330357

On March 16, 2005, Weinberg & Company, P.A., our former independent auditor ("Weinberg"), filed a lawsuit against us for breach of contract, open book account and quantum merit.  The complaint alleged that Weinberg provided accounting and auditing services for which they claim they were not fully compensated.  The lawsuit sought damages of $57,126 plus interest and attorney's fees and costs.  We filed a cross-complaint against Weinberg for breach of contract and professional negligence.  The case was settled and partial payment delivered. Because of restrictions as to issuance of S-8 stock attendant with the recent financing, we were unable to complete the settlement and approximately $20,000 remains due.

Claims have been made by Cappello Capital Corp and Pacific Wave Partners that they are due a fee related to the debt financing that closed on September 29, 2005. Management maintains that the investors who provided the funding were on an exclusion list with Cappello Capital Corp and Pacific Wave Partners. Additionally, neither Cappello nor Pacific Wave introduced the Company to these investors nor did they participate in the transaction. Accordingly, the Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this claim cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

The Company does not know of any other material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

An annual meeting was held on September 29, 2005 at which time the following proposals were voted upon by the shareholders:

1.	To elect the following nominees for Director: Christopher Haigh, Harvey Bornstein, M. Yaqub Mirza, Inder Singh and Robert Gold.

2.	To approve an amendment to the Company's Articles of Incorporation increasing the total number of authorized common shares of the Company to 150,000,000.

Ninety-nine percent of voting shareholders voted in favor of proposal one to elect the directors. Also, ninety-nine percent of voting shareholders voted to amend the company’s Articles of Incorporation to increase the number of common shares authorized for issuance from to 150 million from 50 million.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On November 3, 2000, the Company changed its name to Secure Sign, Inc. and the trading symbol changed to "SCSN" and on November 21, 2003, the Company once again changed its name to SVC Financial Services, Inc. and its shares are quoted on the NASDAQ OTCBB (bulletin board) under the symbol "SVCX".  Trading volume and high/low/closing prices for the past three years are disclosed in the following table.  The Company effected a 25 for 1 reverse split of its common shares on March 14, 2003 and the figures below reflect that split.

Stock Trading Activity

Quarter Ended	High	Low	Close	Volume
9/30/2005	$ 0.12	$ 0.10	$ 0.12	1,481,153
6/30/2005	0.30	0.30	0.30	476,202
3/31/2005	0.40	0.40	0.40	619,746
12/31/2004	0.35	0.35	0.35	286,506
9/30/2004	0.50	0.45	0.50	415,713
6/30/2004	0.75	0.70	0.75	464,679
3/31/2004	1.31	1.00	1.20	1,565,624
12/31/2003	0.30	0.20	0.30	557,351
9/30/2003	0.90	0.18	0.18	87,300
6/30/2003	1.00	0.25	0.85	165,100
3/31/2003	1.00	0.03	0.75	14,668
12/31/2002	$ 0.03	$ -	$ 0.01	22,812

The Company has not declared any dividends on its common or preferred shares since its incorporation and does not anticipate that it will do so in the foreseeable future.   The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The preferred shares of the Company are not registered and do not trade on any exchange.

During October and November 2004, 176,667 shares were issued for $55,000 in cash utilizing the Rule 4(2) exemption.

In December 2004, 526,500 restricted shares were issued for $112,500 in cash utilizing the Rule 4(2) exemption.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered utilizing the Rule 4(2) exemption.  Also 83,335 of options valued at $40,000 vested.

During the three months ended March 31, 2005:
-	116,080 shares were issued for $29,020 in cash.
-	141,754 shares worth $49,265 were issued to contractors and vendors in settlement of services rendered.
-	63,281 restricted shares valued at $26,236 were issued for establishment of a credit facility. See Financial Statement Note 4.
-	1,067,500 shares valued at $290,125 were issued to the CEO for stock based compensation.
-	All utilizing the Rule 4(2) exemption

During the three months ended June 30, 2005:
-	283,000 shares were issued for $66,995 in cash.
-	35,156 restricted shares valued at $7,163 were issued for establishment of a credit facility. See Financial Statement Note 4.
-	98,930 shares worth $ 29,758 were issued to contractors and vendors in settlement of services rendered.
-	72,796 shares valued at $12,375 were issued for fund raising activities.
-	275,000 shares valued at $46,750 were issued for investment banking and investor relations activities.
-	All utilizing the Rule 4(2) exemption

During the three months ended September 30, 2005:
-	400,021 shares were issued for $50,967 in cash.
-	35,156 restricted shares valued at $5,977 were issued for establishment of a credit facility. See Financial Statement Note 4.
-	294,139 shares worth $38,979 were issued to contractors and vendors in settlement of services rendered.
-	40,000 shares valued at $4,600 were issued for fund raising activities.
-	192,719 shares issued valued at $25,063 were treated as issuance costs
-	All utilizing the Rule 4(2) exemption

During October 2004 the company sold convertible debentures totaling $15,000 at 8% interest due March 31, 2006.  This debt was convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 16,666 exercisable at $.30 per share for 3 years were also issued with this debt. The issuance of these securities was exempt from registration under the Section 4(2) of the Securities Act.

During November 2004 the company sold convertible debentures totaling $50,000 at 8% interest due November 15, 2006.  This debt was convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 166,666 exercisable at $.30 per share for 3 years were also issued with this debt. The issuance of these securities was exempt from registration under the Section 4(2) of the
Securities Act.

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ratio of $.10 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of September 30, 2005 the credit facility has been increased to $790,000 which has been entirely drawn down. The issuance of these securities was exempt from registration under the Section 4(2) of the Securities Act.

On March 2, 2005 the Company concluded a loan agreement and credit facility with existing accredited investors of $45,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  This credit line was subsequently increased to $95,000 which was entirely drawn down by September 30, 2005. The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ratio of $.10 per share.  These debentures also entitle the investors to 133,593 shares of restricted common stock as consideration for establishing the credit facility.  The issuance of these securities was exempt from registration under the Section 4(2) of the Securities Act.

On September 29, 2005, the Company entered into a subscription agreement with two accredited investors for the sale and issuance of 10% secured promissory notes in the principal amount of $750,000 due in September 2007. The Notes may be converted at any time by the holder into shares of the Company's common stock, no par value, at a conversion price equal to the lesser of (i) $0.15, or (ii) 75% of the average of the volume weighted average prices of the Common Stock for the three trading days preceding the date of conversion. The Company also issued to the Purchasers (i) five-year warrants to purchase a number of shares equal to the number of shares which would be issued on the Closing Date assuming the complete conversion of the Notes issued on the Closing Date at the Conversion Price then in effect, and (ii) warrants identical to the warrants under (i) except that they are exercisable for a period of one year from the effective date of the registration statement which the Company has agreed to file to register for resale the shares issuable upon conversion of the notes and exercise of the warrants. All warrants are exercisable at a price per share equal to 150% of the average of the volume weighted average of the Common Stock for the five trading days preceding the Closing Date. The investors also agreed to purchase an additional $750,000 in promissory notes on the fifth business day following the effective date of the registration statement and the completion by the Company of the sale of 20,000 money cards and other conditions.

During the year ended September 30, 2005, the Company had 1,979,173 options become vestedr.

The common stock issuable of $39,291 at September 30, 2005 consists of: $4,500 of cash received in anticipation of issuing 18,000 shares of common stock; $4,236 for services rendered in anticipation of issuing 16,944 shares of common stock, and $30,555 for services rendered in anticipation of issuing 80,407 shares of common stock.

During the year ended September 30, 2005 results include a charge of, $624,281 for the value of warrants related to debt financing, and $151,876 for the value of shares granted in consideration of credit facilities.

The results for the year ended September 30, 2005 include $875,894 for the value of beneficial conversion features on debt. The value of the warrants and beneficial conversion features of debt were calculated using the Black-Scholes method.  The value of warrants associated with the debt is being amortized over the life of the warrants. The beneficial conversion feature was all expensed since the debt was convertible at any time.

At September 30, 2005, the warrant liability based on fair value of $2,465,882 as determined by the Company, net of $750,000 debit to value of warrants resulted in a non-cash loss of $1,715,882 which has been reflected in the Non Cash Financing Charge on the consolidated statement of operations for the year ended September 30, 2005.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

The past 12 months have been filled with hard work and solid progress for SVC Financial Services, Inc.   Following the successful merger between PocketPass and Secure Sign (October 1, 2003), the name of the company was changed to SVC Financial Services and offices were established in the San Francisco Financial District.   The Company is under new management and new products are under development.

SVC's background was in developing a micropayment product for Internet purchases, however it was determined that a larger and more profitable market was possible if the company transitioned to a full- service Internet transaction company. One of the main challenges with that strategy was that the Internet transaction business has become a commodity business in the last 2-3 years, with price being the main driving force.

After a thorough analysis of the market SVC came to the conclusion that there is a significant opportunity in the payment processing/transaction space for a vertically integrated services provider that is able to offer value-added customer-facing services and aggressive pricing. Designed specifically to meet the needs of the millions of customers and merchants that make up the worldwide transaction market, SVC Financial intends to support every possible facet and stage of the payment processing/transaction experience, thus becoming an indispensable resource and partner to the ISO marketing groups, corporate customers, merchants and ultimately the consumer themselves.

In 2003 SVC started to look at the transaction space, with a focus on the Internet transactions business (debit cards/electronic checks/ACH/contactless transactions); what came out of that review was that we believe the transaction area is deeply flawed. It is price sensitive to an extraordinary extent, leading to a very high level of customer “churn”. As a result of the customer turnover there is no customer loyalty, customers will change transaction processor for a fraction of a percentage. There are significant security issues (ID theft and chargebacks), and no fully vertically integrated solution available. In short, the transaction space has become a commodity.

However, even with all of these issues the transaction space is absolutely necessary for the Internet to function as a business/retail channel. Last year US Debit transactions (on the Internet) exceeded $15 Billion dollars and are expected to grow rapidly1.

SVC determined that an integrated approach could be very attractive to large-scale customers and debit card issuers. This new approach needed to be based on a strategy of creating value-added customer-facing software applications that offer unique user services plus very aggressive transaction processing pricing.

At the core of SVC’s product offering is a proprietary Stored Value Card (Debit Card) strategy. Analysts predict that stored value cards are going to change the way people do business in the United States According to payments industry newsletter, The Nilson Report (http://www.nilsonreport.com/index.htm), the number of debit cards in circulation worldwide reached one billion in 2003 and debit card sales volume will double by 2007.

As well as bringing much-needed convenience to a larger proportion of consumers, debit cards will allow consumers, retailers and even employers to save money. “The Pelorus group estimates that as many as 3 million people could receive payroll cards in 2004. We further estimate that another 5 million could receive payroll cards in 2005. Eventually this number could swell to 25 million people.” www.pelorus-group.com.

Stored value cards (debit cards) have changed the way consumers use cash, checks and, most importantly, traditional credit cards. Recently, there is an upsurge in the use of debit card products in the consumer market and, in fact, the global market for electronic payment systems is currently experiencing significant growth as the shift continues away from paper-based payment processes such as cash, personal checks, gift certificates, and coupons, vouchers, and travelers cheques. Electronic payment systems are becoming the system of choice more and more often because of their convenience and security. Consumers are increasing their use of electronic payments and, in turn, decreasing their use of cash, checks and other paper-based payment processes.

We are a development-stage transaction management company that offers two products, the Mazarin Media Platform that supports multi-media-based E-commerce transactions, and "Scoot" Mobile Money Prepaid Debit cards that support mobile-phone-based "M-Commerce" transactions. These two products, described below, are both in beta testing and scheduled to be launched during Q1 of 2006.

Mazarin Overview

The Mazarin Media Platform: The Mazarin Media Platform is a rapid application development system that creates payment-enabled multimedia applications that can be distributed over the Internet and via email. Mazarin Media Applications have a broad range of uses including corporate product marketing, fund raising for charities, and distributing music and video files. Users can download a Mazarin Media Application from a web site or Email and then make an online purchase or payment directly from the application without having to go to the seller's web site. We charge fees to set up the Mazarin Media Platform, and charge an additional small fee on every purchase made through a Mazarin application.

The Mazarin platform is focused on several niche markets including non-profit organizations, political fund raising, music and entertainment, and business-to-business sales and consumer specialty marketing.

•
Non-profit Organizations: Typically, non-profit organizations use volunteers and other resources to build web sites and solicit donations via phone and direct mail. Mazarin applications can help them reach out to their members with a much more compelling message to inspire donations.

•
Political Campaigns: Mazarin applications can help create awareness for fund raising. Our Interactive Political Profile application is designed for local, state, federal and specific issue campaign messaging.

•	Music and Entertainment: The entertainment industry demands multimedia. Mazarin applications allow users to sample video and music before buying.
•
Corporate and Consumer Marketing: Mazarin applications can be used to create unique promotions for retail and commercial products by creating a standalone digital brochure that is linked directly into the merchant's online sales system.

___________
1 Source: www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf

We intend to distribute the Mazarin Media Platform through three distribution channels: direct selling on an SVC web site (www.GetMazarin.com), independent sales organizations that are associated with each of our target markets, and through advertising and marketing agencies that wish to manage online messaging campaigns for their larger clients.

Scoot

Overview

Scoot Mobile Money: Scoot Mobile Money Prepaid Debit cards allow anyone with a cell phone to store, send and receive funds anywhere in the world. Users purchase a prepaid Scoot debit card and then register with the Scoot Mobile Money service to link their cell phone number to their Scoot card number. Scoot users can now send money from one cardholder to another using their cell phone numbers as their unique identifier. Scoot is strategically focused on three markets: 1) sale of prepaid debit cards, 2) card-to-card money transfer services and 3) marketing select products and services to Scoot users via their cell phones. The traditional money transfer industry currently generates $15 billion in annual fees.2 The prepaid card industry is projected to grow over 400% in the next 4 years and reach $4 billion in fees by 2007 according to Aaron McPherson, a leading industry analyst3 . Buying goods and services with a cell phone is one of the fastest growing segments worldwide.

Scoot also has a specific focus on the Hispanic market. Mexico accounts for 27.7 percent of all immigrants, with 7.9 million immigrants living in United States, more than the number of immigrants from any other part of the world. Immigrants from Mexico, Central and South America, the Caribbean, and East Asia make up the majority of immigrants, with 69 percent of the foreign-born coming from these areas.4

Scoot cards will be sold through a network of independent sales and marketing partners ("master distributors") such as Bison International. Currently, these master distributors represent over a hundred agents covering the major card market areas in the United States.

Master distributors maintain a distribution channel of independent sales agents who sell Scoot cards through retail locations, employers and other affinity groups partners such as community organizations and charities.

To date we have sold the Scoot system to two customers (master distributors). We intend to establish Scoot as the low-cost, high-value market leader in the new emerging space of cell phone money transfer. Our marketing and sales strategy is focused on the estimated 10 million US households that can not, or choose not, to get bank accounts (the “unbanked”),5 including migrant workers, recent immigrants, students, travelers and those with a credit history precluding them from opening a checking account.

Pre-Paid Debit Cards

____________
2  www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf
3 Source: www.intelecard.com/features/03features.asp?A_ID=382
4  Source: www.cis.org/articles/2001/back101.html
5  Source: www.fdic.gov/regulations/examinations/supervisory/insights/siwin04/latino_mkt.html

The pre-paid Scoot debit card provides an essential financial tool for the estimated 56 million US residents who are "unbanked" 6 or are otherwise credit-challenged (e.g. students, military personnel, moderate to low income, and recent immigrants). It may also reflect a cultural bias against trusting banks, as up to 50% of all Latin Americans are unbanked.7
By place-shifting service delivery away from banks, ATMs and check cashing stores, to the user's cell phone, Scoot offers new cardholders a low-cost and highly functional entry point into the mainstream "plastic" economy. SVC charges a small fee for every point-of-sale transaction, for withdrawing money at an ATM, and for transferring money. SVC also plans to provide additional services such as payday loans and insurance and medical benefits to its cardholders via their cell phones. We expect that Scoot cards will be sold "wholesale" for between $2.00 to $5.00 each and retail for $9.95. We also charge Scoot cardholders transaction and maintenance fees associated with the use of the Scoot card, including a monthly maintenance fee of $2.95, an ATM withdrawal fee of $1.50, a purchase fee at Point of Sale (POS) of $0.75, and a funds transfer fee of $4.50 to send money from one Scoot cardholder to another. We anticipate delivering the first Scoot cards during the first quarter of 2006.

Money Transfer Services

Total revenue for the money transfer industry is currently estimated between $15 billion and $18 billion, and the demand for person-to-person money transfers is expected to increase steadily in the future8.

The money transfer industry is currently dominated by two market leading competitors: Western Union and MoneyGram, which control an estimated 12% and 1% of the global money transfer market, respectively9. SVC intends to compete in this industry on three key aspects: lower price, better convenience and brand development.

We believe that Scoot can capture a significant portion of this market due to the higher convenience of cell phones and being much lower cost than "Wire Transfers" offered by companies such as Western Union and MoneyGram.

Scoot is more convenient than wire transfers for both the sender, who does not need to go to a wire transfer location, and the recipient, who is notified via cell phone that he can access his funds at an ATM rather than at a wire transfer location. Scoot also provides people without bank accounts (the "unbanked") a way to store and manage their money including the ability to have their paychecks deposited directly to their Scoot card.

Scoot provides instant money transfer worldwide for a flat rate of $4.50 for sending up to the maximum of $2,500. This is a fraction of the cost of the current market leaders which typically charge a percentage-based fee in addition to a base rate fee of $5 to $10 per transfer.

According to testimony given by Dr. Manuel Orozco, Project Director for Central America for the Inter-American Dialogue, to the US Senate Committee on Banking, Housing, and Urban Affairs (February 28, 2002) the costs for sending $200 from the US to various countries in Latin America ranged from $7 to $26. He noted that since the average household income for Central American and Caribbean families is below $200 a month, the typical cost of sending and receiving remittances amounts to more than an additional month’s income each year10.

Additionally, based on our research with focus groups we believe that the ability to send and receive money via a cell phone will make using Scoot much more convenient for both the sender and recipient than having to go to a wire transfer store location.

SVC also intends to develop a brand development campaign that will position the Scoot name and logo as a trusted service mark for low-cost, secure transfers11.
__________
6   Source: www.forbes.com/business/2005/02/23/0223findsvpunbanked.html

7   Source: www.thedialogue.org/publications/country_studies/remittances/econ_identity.pdf

8   Source: www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf.

9   Source: http://businessweek.com/magazine/content/05_06/b3919046_mz011.htm

10 Source: http://banking.senate.gov/02_02hrg/022802/orozco.htm

11 Source: www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf.

The Scoot system is highly dependent on relationships with various third parties. The Scoot system requires several core provider relationships: a debit card issuing bank, MetaBank, which is a member of the debit/ATM networks (STAR, Cirrus/Maestro); a debit card processor (ElectraCard Services, Inc.); and relationships with various independent sales and distributor organizations (Bison International). Each of these partners provides a "commodity" service that could be replaced with another provider of equal quality. In addition, we have taken steps to identify potential alternate partners to ensure business continuity in case any of these relationships should fail for any reason. Nevertheless, if any of these key relationships are impacted by external factors such as changes in federal banking regulations and technical failure, the Scoot system could be rendered inoperable and our business could be significantly negatively affected.

We are subject to two types of regulations: Federal banking regulations (e.g., Bank Secrecy Act) and the money transfer provisions of the US Patriot Act. Because of the War on Terror and the campaign against money laundering, it is expected that these laws and regulations will become more complex over time, thereby raising the financial burden of compliance. The operation of our business is designed to limit the amount of reports that are required to be submitted to regulators, and we believe that we are in substantial compliance with all applicable rules and the regulations. Nevertheless, non-compliance with any of the reporting or other rules and regulations may have an adverse impact on our ability to conduct our business if any of the authorities choose to enforce such rules.

We believe that the consumer market for financial products is continually evolving, and is highly dependent upon changes in the demographic and social trends that have resulted in significant growth in this industry in the past few years. We will encounter aggressive competition from numerous competitors, many of whom have significantly greater financial resources than we do. Competitors with greater resources than ours may be able to enter into more effective distribution channel relationships. Our competitors vary by the nature of the distribution channel. We believe that our ability to compete will depend upon our ability to react quickly to expected and perceived customer requirements and desires, and maintain relationships with our existing strategic partners and identify and reach agreements with new partners. However, there can be no assurance that our assessment of the marketplace is correct, or that our products will be accepted now or in the future.

Significant Developments

In the last 8 months SVC has:
•	Acquired a bank partner; MetaBank
•	Has been approved by MasterCard
•	Has been approved as a STAR Network partner
•	Has signed its first Master Agent; Bison International
•	Has signed three (3) distributors
•	Has been approved to issue its first card
•	Has filed a Patent for its Scoot Technology
•	Has started a pilot Scoot transfer program in Israel
•	Completed a significant round of financing

During July 2005 a patent titled “System and Method For Telephone-Based Payment” was filed with the United States Patent Office.

Title of Invention: System and Method for Carrying Out A Financial Transaction

Field of Invention: The present invention relates to financial transactions. More particularly, the present invention relates to a system and method for carrying out a financial transaction.

Background: Billions of financial transactions occur between individuals and institutions every year. In particular, for individuals without a bank account, cash transactions are burdened by the need to have the correct amount of cash or by the need to provide change. Furthermore, the handling and managing of paper cash and coins is inconvenient, costly and time consuming for both individuals and financial institutions.

An individual without a bank account seeking to send money to a family member located in another country would typically carry out such a transaction by paying a fee based on the amount transferred to a local branch or a financial institution. The individual would then contact the family member to pick up the money from a respective local branch of the financial institution. Such transactions are costly and time consuming.

With the current advances and popularity in cellular telephone usage, it would be desirable to allow an individual without a bank account to use his or her existing wireless telephone to instantly make purchases and send remittances to another user worldwide based only on the recipient’s phone number. Accordingly, a need exists for a system and method for carrying out a financial transaction for individuals without bank accounts. A primary purpose of the present invention is to solve these needs and provide further, related advantages.

Brief Description of the Invention: To carry out a financial transaction between a first financial account and a second financial account, at least a portion of a first telephone number is associated with the first financial account. At least a portion of a second telephone number is associated with the second financial account. A transaction request applicable to the first and second financial accounts is received. The transaction request included at least a representation of the first telephone number, a representation of the second telephone number, and a representation of a transaction amount. The transaction request is authenticated using at least a portion of the first telephone number and carried out in response to the authentication.

During early 2005 a trademark application for “Scoot”, "Mobile Money Card", "Makes your Money Mobile and More", and “Mazarin” were filed with the United States Patent and Trademark Office.

Significant Financial Developments

The Company has authorized 150,000,000 shares of Common Stock with no par value, of which 34,650,954 and 30,765,641 shares were issued and outstanding at September 30, 2005 and 2004, respectively.  Holders of Common Stock are entitled to one vote for each share held.

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

Significant Transactions during the year ended September 30, 2005

During October and November 2004, 176,667 shares were issued for $55,000 in cash utilizing the Rule 4(2) exemption.

In December 2004, 526,500 restricted shares were issued for $112,500 in cash utilizing the Rule 4(2) exemption.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered utilizing the Rule 4(2) exemption.  Also 83,335 of options valued at $40,000 vested.

During the three months ended March 31, 2005:
-	116,080 shares were issued for $29,020 in cash.
-	141,754 shares worth $49,265 were issued to contractors and vendors in settlement of services rendered.
-	63,281 restricted shares valued at $26,236 were issued for establishment of a credit facility. See Financial Statement Note 4.
-	1,067,500 shares valued at $290,125 were issued to the CEO for stock based compensation.
-	All utilizing the Rule 4(2) exemption

During the three months ended June 30, 2005:
-	283,000 shares were issued for $66,995 in cash.
-	35,156 restricted shares valued at $7,163 were issued for establishment of a credit facility. See Financial Statement Note 4.
-	98,930 shares worth $ 29,758 were issued to contractors and vendors in settlement of services rendered.
-	72,796 shares valued at $12,375 were issued for fund raising activities.
-	275,000 shares valued at $46,750 were issued for investment banking and investor relations activities.
-	All utilizing the Rule 4(2) exemption

  During the three months ended September 30, 2005:
-	400,021 shares were issued for $50,967 in cash.
-	35,156 restricted shares valued at $5,977 were issued for establishment of a credit facility. See Financial Statement Note 5.
-	294,139 shares worth $38.979 were issued to contractors and vendors in settlement of services rendered.
-	40,000 shares valued at $4,600 were issued for fund raising activities.
-	192,719 shares issued valued at $25,063 were treated as issuance costs
-	All utilizing the Rule 4(2) exemption

During October 2004 the company sold convertible debentures totaling $15,000 at 8% interest due March 31, 2006.  This debt was convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 16,666 exercisable at $.30 per share for 3 years were also issued with this debt. The issuance of these securities was exempt from registration under the Section 4(2) of the Securities Act.

During November 2004 the company sold convertible debentures totaling $50,000 at 8% interest due November 15, 2006.  This debt was convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 166,666 exercisable at $.30 per share for 3 years were also issued with this debt. The issuance of these securities was exempt from registration under the Section 4(2) of the Securities Act.

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ratio of $.10 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of September 30, 2005 the credit facility has been increased to $790,000 which has been entirely drawn down. The issuance of these securities was exempt from registration under the Section 4(2) of the Securities Act.

On March 2, 2005 the Company concluded a loan agreement and credit facility with existing accredited investors of $45,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  This credit line was subsequently increased to $95,000 which was entirely drawn down by September 30, 2005. The debentures and any accrued interest may be converted into common stock of the Company at the election of the holders at anytime utilizing a conversion ratio of $.10 per share.  These debentures also entitle the investors to 133,593 shares of restricted common stock as consideration for establishing the credit facility.  The issuance of these securities was exempt from registration under the Section 4(2) of the Securities Act.

On September 29, 2005, the Company entered into a subscription agreement with two accredited investors for the sale and issuance of 10% secured promissory notes in the principal amount of $750,000 due in September 2007. The Notes may be converted at any time by the holder into shares of the Company's common stock, no par value, at a conversion price equal to the lesser of (i) $0.15, or (ii) 75% of the average of the volume weighted average prices of the Common Stock for the three trading days preceding the date of conversion. The Company also issued to the Purchasers (i) five-year warrants to purchase a number of shares equal to the number of shares which would be issued on the Closing Date assuming the complete conversion of the Notes issued on the Closing Date at the Conversion Price then in effect, and (ii) warrants identical to the warrants under (i) except that they are exercisable for a period of one year from the effective date of the registration statement which the Company has agreed to file to register for resale the shares issuable upon conversion of the notes and exercise of the warrants. All warrants are exercisable at a price per share equal to 150% of the average of the volume weighted average of the Common Stock for the five trading days preceding the Closing Date. The investors also agreed to purchase an additional $750,000 in promissory notes on the fifth business day following the effective date of the registration statement upon the completion by the Company of the sale of 20,000 money cards and other conditions.

The common stock issuable of $39,291 at September 30, 2005 consists of: $4,500 of cash received in anticipation of issuing 18,000 shares of common stock; $4,236 for services rendered in anticipation of issuing 16,944 shares of common stock, and $30,555 for services rendered in anticipation of issuing 80,407 shares of common stock. The Common Stock Issuable consists of settlement of liabilities denominated in shares already and that cannot be settled in cash. The number of shares has already been determined therefore this is an equity account, not a debt account.

The results for the year ended September 30, 2005 include $908,292 of interest expense representing $132,135 in interest expense on debt, $624,281 for the value of warrants related to debt, and $151,876 for the value of shares granted in consideration of credit facilities.

The results for the year ended September 30, 2005 includes a charge $875,894 for the value of beneficial conversion features on debt. The value of the warrants (calculated using the Black-Scholes option pricing model) is being amortized over the life of the warrants.  The value attributable to the beneficial conversion feature was all expensed since the debt was convertible at any time by the holder.

At September 30, 2005, we recorded a non-cash financing charge of $1,715,882 as result of derivative liabilities associated with the warrants issued in conjunction with convertible debentures. We determined the amount of the liability based on fair value of the warrants and beneficial conversion feature The fair value of the liability at September 30, 2005 was.$2,465,882.

FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2004

Revenues

During the year ended September 30, 2005 the Company generated revenues of $11,224, virtually the same as compared to the year ended September 30, 2004 during which the Company generated revenues of $11,258.  Management expects that none of the Company's previous businesses will generate any revenues in future periods.   Future revenue will come from products currently under development.

Operating Expenses

Total operating expenses increased $1,224,237 (67%) from $1,840,432 during the year ended September 30, 2004 to $3,064,669 during the year ended September 30, 2005 due to activities related to adding financial management, product development, marketing development and securing additional capital.   Increases in specific areas are as follows:

•
a $141,638 (46%) increase in compensation related to additional financial management and administrative staff. There were no increases in individual compensation; the increased amount is due to the addition of a CFO and one additional contractor. The CFO was hired to manage financial operations in general and specifically to strengthen internal controls, ensure timely completion of quarterly reviews and the annual audit by the Independent Public Accounting Firm, ensure timely filing of SEC reports, develop short and long term business plans, and assist in funding efforts.

•
a $308,132 increase in stock based compensation which the net of the fair market value of options valued at $520,208 granted to officers, less a decrease of $212,076 in the fair market value of shares earned by contractors and vendors during 2005 due to a 58% decrease in the average share price in 2005 from 2004.

•
a $ 430,336 (59%) increase in professional fees which consists of a $145,113 decrease in accounting and audit services, a $144,452 decrease in legal expenses, a $505,494 increase in investment banking expenses related to securing additional capital (primarily the Black Scholes valuation of warrants granted to three investment bankers), a $157,291 increase in software and website consultants related to product development, a $51,977 increase in marketing and business development consultants and a $29,000 increase in regulatory consultants all related to marketing and business development .

•	a $37,793 (107%) increase in facilities costs for additional office space, telephones, online services and utilities.
•	a $38,859 (61%) increase in marketing costs, primarily public relations and trade shows.
•
a $260,515 (365%) increase in administrative expenses, the major factors being a $32,858 increase in printing costs, a $100,000 write-off of capitalized software development due to a move to a different platform, and a $73,636 increase in travel costs.

•	a $6,964 (558%) increase in depreciation expense based on a $19,709 increase in fixed assets with expected lives of eighteen to thirty-six months.

Interest Expense

Interest expense decreased $535,760 (37%) from $1,444,052 during the year ended September 30, 2004 to $908,292 during the year ended September 30, 2005. Imputed interest expense on warrants as calculated using the Black Scholes method decreased $758,241, the value of shares granted in consideration for a credit facility increased $151,876, and the interest on debt increased $70,605 due to a $1,700,000 increase in debt over the course of the year, almost all at higher interest rates than on the debt existing at September 30, 2004.

Other income and expenses

Other expense for the year ended September 30, 2005 includes an $875,894 expense as the value of the beneficial conversion feature of some debt, an increase of $676,667 (340%) over the $199,227 expense for the year ended September 30, 2004. The beneficial conversion feature expense is calculated using the Black Scholes method.  The value of the beneficial conversion feature is required to be expensed immediately since the debt is convertible at any time.

At September 30, 2005, the classification of warrants as a liability having an estimated fair value of $2,465,882 resulted in a non-cash loss of $1,715,882 which has been shown as a Non Cash Financing Charge in the consolidated statement of operations for the year ended September 30, 2005.

Financing fees were $34,490 for the year ended September 30, 2005 compared to $1,000 for the year ended September 30, 2004. Financing fees were paid to four investment bankers in the United States and Australia for capital raising activities.

There was no gain on extinguishment of debt for the year ended September 30, 2005 compared to a $26,666 gain for the year ended September 30, 2004.

The net loss increased $3,141,330 (91%) from $3,446,923 during the year ended September 30, 2004 to $6,588,253 during the year ended September 30, 2005.

Liquidity and Capital Resources

During the year ended September 30, 2005 net cash used in operating activities was $1,231,314 compared to cash used by operating activities of $591,262 during the year ended September 30, 2004.

For the year ended September 30, 2005 investing activities used $19,709 of cash compared to $100,473 in 2004.  Investment in the Mazarin Platform software development used none in 2005 and $90,000 in 2004; $19,709 was spent on fixed assets in 2005 and $10,473 was spent in 2004, primarily for computers and servers in both years.

For the year ended September 30, 2005, financing activities provided $1,791,870 of funds: $201,982 from issuance of common stock (net of issuance costs) compared to $390,714 in 2004, $945,500 from borrowings on related party notes payable compared to $269,500 in 2004, and $644,388 ($750,000 gross less issuance costs of $105,612) from long term convertible debt compared to none in 2004.  As of September 30, 2005, we had indebtedness of $5,625,741 compared to $1,112,800 at September 30, 2004.

The second $750,000 round of financing discussed below is expected in early 2006 and is critical to fund our operations.   Our current liabilities exceed our current assets by $4,008,789 at September 30, 2005 of which $2,715,882 is the warrant and beneficial conversion liability, leaving $1,292,907 of negative working capital that will require cash. We have not sustained positive earnings or cash flow and we are required to incur significant expenses to complete product development, take it to market and be competitive.   Consequently, the second round of funding is necessary to execute our strategy of acquiring new business opportunities.

On January 11, 2005 we concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into our common stock at the election of the holder at anytime utilizing a conversion ratio of $.10 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility. As of September 30, 2005 the credit facility has been increased to $790,000 which has been entirely drawn down.

We announced on February 1, 2005 that Grant Bettingen, Inc., a highly respected investment bank focused on growth companies, has agreed to provide us with investment banking, market-making and other business advisory services. The services provided by Grant Bettingen, Inc., will assist us in executing our plan to be the market and technology leader in electronic and wireless payment systems, digital rights management and pre-paid stored-value cards.

During March 2005, an additional $45,000 was raised from existing accredited investors via convertible debentures payable on March 2, 2007, bearing 12% interest.  Additional amounts of $25,000 during June 2005 and $25,000 in July 2005 were raised on the same terms and payable in June 2007 through July 2007.  These debentures may be converted into our common stock of, at the election of the holder, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.10 per share.

On September 29, 2005, the Company entered into a subscription agreement with two accredited investors for the sale and issuance of 10% secured promissory notes in the principal amount of $750,000 due in September 2007. The Notes may be converted at any time by the holder into shares of the Company's common stock, no par value, at a conversion price equal to the lesser of (i) $0.15, or (ii) 75% of the average of the volume weighted average prices of the Common Stock for the three trading days preceding the date of conversion. The Company also issued to the Purchasers (i) five-year warrants to purchase a number of shares equal to the number of shares which would be issued on the Closing Date assuming the complete conversion of the Notes issued on the Closing Date at the Conversion Price then in effect, and (ii) warrants identical to the warrants under (i) except that they are exercisable for a period of one year from the effective date of the registration statement which the Company has agreed to file to register for resale the shares issuable upon conversion of the notes and exercise of the warrants. All warrants are exercisable at a price per share equal to 150% of the average of the volume weighted average of the Common Stock for the five trading days preceding the Closing Date. The investors also agreed to purchase an additional $750,000 in promissory notes on the fifth business day following the effective date of the registration statement upon the completion by the Company of the sale of 20,000 money cards and other conditions.

We cannot predict the extent of investor interest in us, which may affect the future sales of equity and debt securities to fund our current business.  It is unlikely that we will raise significant amounts of capital through borrowing or through the issuance of debt instruments.  Therefore, we are currently seeking new capital through the sale of additional common shares, either through a public offering or private placement. Historically, we have sold our shares through private placements to accredited and qualified investors. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  We may also seek the advice and assistance of investment bankers and other financial professionals to assist us in raising additional capital and we expect to pay fees for these services.

We have a nominal amount of revenue, and we have not generated positive operational cash flow. We continue to incur significant expenses to develop our product offering and in bringing our product offering to market.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.   However, the Company has no established source of revenue, has experienced net operating losses of $12,612,040 since inception, had a net loss of $6,588,253 and a negative cash flow from operations of $1,231,314 for the year ended September 30, 2005, and has working capital and stockholder's deficiencies of $4,008,789 and $4,922,658, respectively, as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.   Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  Management is in the process of seeking additional capital.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We anticipate, based on currently proposed plans and assumptions relating to the implementation of our business plan, that we will need approximately $750,000 to satisfy our operations and capital requirements for the next 12 months. Therefore, we believe that the proceeds from the financing plus projected revenues from operations will be sufficient to meet our capital requirements. However, there can be no assurance that these funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances or that we will generate less revenues than we currently anticipate. In addition, if the investors decide not to convert the convertible notes, we will have to repay the entire $1,500,000 plus interest. This will have a negative effect on our ability to expand our operations and may adversely impact our ability to raise additional funds. In addition, we are dependent upon raising additional equity financing to support our operations beyond the next twelve months. There can be no assurance that we will be successful in raising sufficient capital to fund our working capital requirements on terms acceptable to us, or at all. If we are not successful in raising sufficient capital, it could have a material adverse effect on our business, which may require us to significantly curtail or cease our operations.

Factors That May Affect Future Results Of Operations

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

Because we are a Development Stage Company and have a limited operating history, an investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies.  We cannot guarantee that we will succeed in achieving these goals, and there can be no assurance we will ever achieve or sustain profitability~~.~~  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

We incurred net losses of approximately $6,588,253 for the fiscal year ended September 30, 2005.   At September 30, 2005, we had an accumulated deficit of approximately $12,612,040 as compared to $6,023,787 for the fiscal year ended September 30, 2004.   We expect to incur significant operating losses on a quarterly basis in the near future.

Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to approximately $71,000 and $152,000 for the years ended September 30, 2005 and 2004, respectively. Approximately $120,000 was due this shareholder at September 30, 2005 of which $80,000 will be paid in shares.

Two former directors provided marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $10,500 and $57,200 for the year ended September 30, 2005 and 2004 respectively.  Amounts due these directors amounted to $7,300 and $49,200 at September 30, 2005 and 2004, respectively and are included in accounts payable and accrued expenses.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R").  FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.  The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We adopted FAS 123R effective with the year ended September 30, 2005.  With the adoption of this new statement, we will have to recognize substantially more compensation expense related to stock based compensation issued to employees.  This may have a material adverse impact on our financial position and results of operations.

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

FORWARD-LOOKING STATEMENTS

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing~~.~~  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies~~.~~  Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").   The Reform Act does not apply to initial registration statements, including this filing by the Company~~.~~  The Company wishes to ensure that meaningful cautionary statements accompany such statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act.   Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

ITEM 7.     FINANCIAL STATEMENTS

SVC Financial Services, Inc., and Subsidiary
(A Development-Stage Enterprise)

Consolidated Financial Statements
September 30, 2005

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms	F-1-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Changes in Stockholders' Deficit	F-6

Notes to Consolidated Financial Statements	F-7 - 21

Report of Independent Registered Public Accounting Firm

To the Stockholders
SVC Financial Services, Inc. and Subsidiary
San Francisco, California

We have audited the accompanying consolidated balance sheet of SVC Financial Services, Inc. and subsidiary ("SVC") as of September 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for years ended September 30, 2005, 2004 and for the period starting January 1, 2002 and ending September 30, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the consolidated financial statements of SVC (f/k/a PocketPass.com, Inc.) from inception on August 23, 1999 through December 31, 2001.  The consolidated financial statements as of December 31, 2001 and for the period from inception on August 23, 1999 through December 31, 2001, were audited by other auditors whose reports reflected a net loss of $1,654,526 of the total net loss from inception.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVC Financial Services, Inc. as of September 30, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the accompanying consolidated financial statements, for the year ended September 30, 2005 the Company experienced a net loss from operations of $3,053,695 and as of September 30, 2005, the Company had a negative working capital deficit of $4,008,789 and had a negative stockholders' deficit of $4,922,658.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also discussed in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg & Company, LLP
Pohl, McNabola, Berg & Company, LLP

San Francisco, California
October 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pocketpass.com, Inc. and Subsidiary

We have audited the consolidated statements of operations, stockholders' deficit and cash flows for the period from inception (August 23, 1999) to December 31, 2001 (not presented separately herein) of Pocketpass.com, Inc. and subsidiary (a development stage enterprise). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Pocketpass.com, Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from inception (August 23, 1999) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements (not presented separately herein), the Company has incurred losses from operations since inception. In addition, current liabilities exceed its total current assets by $859,860 at December 31, 2001. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. The consolidated financial statements (not presented separately herein) do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Perry-Smith, LLP
Perry-Smith, LLP

Sacramento, California
November 7, 2002

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS
Current Assets
Cash	$568,885
Prepaid expense and other	60,672
Total Current Assets	629,557

Property and Equipment
Cost	107,472
Accumulated Depreciation	(86,752)
Net	20,720

Other Assets
Deferred Financing Fees - non current portion	52,806
Total Other Assets	52,806

Total Assets	$703,083
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable and accrued liabilities	$633,128
Accrued Interest on related party notes	225,719
Notes Payable to related parties	870,500
Derivative Liability	2,715,882
Deferred compensation	193,117
Total Current Liabilities	4,638,346

Long Term Liabilities
Convertible Notes Payable, net of unamortized discount of $750,000	-
Notes Payable to related parties	935,000
Accrued Interest on related party notes	52,395
Total Long Term Liabilities	987,395

Total Liabilities	5,625,741

Commitments and Contingencies	-

Stockholders' Deficiency:
Common Stock, no par value, 150,000,000 and 50,000,000 shares authorized, 34,650, shares issued and outstanding	7,650,091
Common Stock Issuable, 115,351 shares	39,291
Deficit Accumulated During the Development Stage	(12,612,040)
Total Stockholders' Deficiency	(4,922,658)

Total Liabilities and Stockholders' Deficiency	$703,083
The accompanying notes are an integral part of these consolidated financial statements

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2005 and 2004, and
For the Period from Inception (August 23, 1999) to September 30, 2005

			Inception
	Years Ended September 30,		(August 23, 1999) to
	2005	2004	September 30, 2005
Revenue	$11,224	$11,258	$72,484
Cost of Goods Sold	250	136	37,690
Gross Profit	10,974	11,122	34,794

Operating Expenses:
Salaries	447,971	306,333	1,489,897
Stock Based Compensation	935,303	627,171	1,562,474
Professional Fees	1,165,209	734,873	2,587,177
Facilities	73,054	35,261	316,463
Marketing	103,059	64,200	205,907
Administrative Expense	331,860	71,345	882,022
Depreciation	8,213	1,249	77,812
Total Operating Expenses	3,064,669	1,840,432	7,121,752

Loss from operations	(3,053,695)	(1,829,310)	(7,086,958)

Other (Income) Expense:
Interest Expense	908,292	1,444,052	2,757,313
Beneficial conversion expense on debt	875,894	199,227	1,075,121
Non cash financing charge	1,715,882	-	1,715,882
Financing fees	34,490	1,000	85,665
Gain on Extinguishment of Debt	-	(26,666)	(76,755)
Interest Income	-	-	(5,130)
Total Other (Income) Expense	3,534,558	1,617,613	5,552,096

Net loss before minority interest in net loss of subsidiary	$(6,588,253)	$(3,446,923)	$(12,639,054)

Minority interest in net loss of subsidiary	-	-	27,014

Net Loss	$(6,588,253)	$(3,446,923)	$(12,612,040)

Basic and diluted loss per common share	$(0.20)	$(0.13)	$(0.41)

Weighted Average Shares Outstanding, basic and diluted	32,393,290	27,352,608	31,032,050

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005 and 2004 and
For the Period from Inception (August 23, 1999) to September 30, 2005

			Inception
	Years Ended September 30,		(August 23, 1999) to
	2005	2004	September 30, 2005
Cash flows from operating activities:
Net Loss	$(6,588,253)	$(3,446,923)	$(12,612,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	8,213	1,249	86,752
Bad debt expense	-	5,000	5,000
Warrant valuation & Amortization	2,880,675	1,581,749	4,481,335
Issuance of common stock for services	-	675,173	685,754
Common stock issuable for services	342,491	-	382,491
Common stock issuable for performance based compensation and deferred salary	103,458	-	103,458
Common stock options vesting expense	679,169	-	679,169
Write-off software under development	100,000	-	100,000
Loss on disposal of fixed assets	-	-	10,712
Beneficial conversion feature expense	875,894	-	875,894
Gain on extinguishment of debt	-	(26,666)	(50,089)
Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid expenses and other	(6,574)	(1,292)	(7,866)
Increase in Accrued interest payable	131,877	60,972	439,379
Increase in Accounts payable & Accrued Liabilities	241,736	559,476	944,366
Net cash used in operating activities	(1,231,314)	(591,262)	(3,875,685)

Cash flows from investing activities:
Software under development	-	(90,000)	(100,000)
Purchase of fixed assets	(19,709)	(10,473)	(118,184)
Net cash used in investing activities	(19,709)	(100,473)	(218,184)

Cash flows from financing activities:
Borrowings on related party notes payable	945,500	269,500	2,468,500
Borrowings on convertible debt - net of costs	644,388	-	644,388
Proceeds from issuance of common stock net of issuance costs	201,982	390,714	1,484,916
Common Stock Issuable	-	-	64,950
Net cash provided by financing activities	1,791,870	660,214	4,662,754

Increase (Decrease) in cash	540,847	(31,521)	568,885

Cash at beginning of period	28,038	59,559	-

Cash at end of period	$568,885	$28,038	$568,885

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for services	$-	$675,173	$685,754
Common stock issuable for services	$342,491	$-	$382,491
Common stock issuable for performance based compensation and deferred salary	$103,458	$-	$103,458
Common stock issuable in settlement of accounts payable	$30,555	$438,986	$493,063
Common stock issuable in settlement of accrued interest	$-	$161,265	$161,265
Issuance of common shares in redemption of debt	$-	$623,500	$623,500
Value of warrants	$2,880,675	$1,382,522	$4,263,197
Value of beneficial debt conversion feature	$875,894	$199,227	$1,075,121
Assumption of liabilities in connection with merger	$-	$171,583	$171,583

The accompanying notes are an integral part of these consolidated financial statements.

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the Period From Inception (August 23, 1999) to September 30, 2005 and 2004

	Common Stock
	Shares	Amount	Common Stock Issuable	Accumulated Deficiency	Total Shareholders' Equity (Deficiency)
Common Stock issued	13,639,236	$718,432			$718,432

Net loss for the year ended September 30, 1999				$(113,449)	(113,449)

Balance at September 30, 1999	13,639,236	718,432		(113,449)	604,983

Common Stock issued	2,299,015	184,538			184,538
Net loss for the year ended September 30, 2000				(1,014,258)	(1,014,258)

Balance at September 30, 2000	15,938,251	902,970		(1,127,707)	(224,737)

Common Stock issued	141,128	377,124			377,124
Net loss for the year ended September 30, 2001				(376,762)	(376,762)

Balance at September 30, 2001	16,079,379	1,280,094		(1,504,469)	(224,375)

Net loss for the year ended September 30, 2002				(532,793)	(532,793)
Common Stock issued for services	13,365	8,093			8,093
Equity adjustment from disposal of subsidiary				27,015	27,015

Balance at September 30, 2002	16,092,744	1,288,187		(2,010,247)	(722,060)

Net loss for the year ended September 30, 2003				(566,617)	(566,617)

Balance at September 30, 2003	16,092,744	1,288,187	-	(2,576,864)	(1,288,677)

Net Loss - Year ended September 30, 2004				(3,446,923)	(3,446,923)
Reverse Merger adjustment	1,989,251	(171,583)			(171,583)
Common Stock issued for services	651,734	374,881			374,881
Stock Based compensation	388,890	186,667			186,667
Black Scholes valuation of warrants		1,245,575			1,245,575
Issuance costs		(58,600)			(58,600)
Common Stock issued included in Common Stock Issuable at September 30, 2003	4,000,000	200,000			200,000
Common Stock issued in settlement of debt and accrued interest	5,178,427	802,764			802,764
Common Stock issued for cash	1,010,667	295,000			295,000
Common Stock issued in settlement of accounts payable	1,313,928	184,100			184,100
Warrants exercised in settlement of accounts payable	40,000	20,000			20,000
Warrants exercised for cash	100,000	51,000			51,000
Value of warrants issued for debt extension		328,012			328,012
Value of beneficial debt conversion feature		199,227			199,227
Common Stock Issuable			104,311		104,311

Balance at September 30, 2004	30,765,641	$4,945,230	$104,311	$(6,023,787)	$(974,246)

Net Loss - Year ended September 30, 2005				$(6,588,253)	(6,588,253)
Common Stock issued for cash	975,768	201,982			201,982
Restricted common shares issued for establishment of credit facility	696,093	151,876			151,876
Common Stock issued for services	987,045	216,851			216,851
Issuance costs	265,515	-			-
Value of beneficial conversion feature of convertible debt	-	625,894			625,894
Black Scholes valuation of warrants	-	620,006			620,006
Stock Based compensation	678,610	103,458			103,458
Vesting of common stock options	-	679,169			679,169
Correction to debt conversion to equity in prior period	14,486	-			-
Common Shares issued from Common Stock Issuable	241,457	65,625	(65,625)		-
Reclassification to accrued liabilities		40,000	(29,950)		10,050
Adjustment to shares exchanged during merger	26,339	-
Common Shares to be issued in settlement of accounts payable			30,555		30,555
Balance at September 30, 2005	34,650,954	$7,650,091	$39,291	$(12,612,040)	$(4,922,658)

The accompanying notes are an integral part of these consolidated financial statements.

SVC Financial Services, Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

1. Nature of Operations

SVC Financial Services, Inc.  (the “SVC” or “the Company”), formerly Secure Sign, Inc., was incorporated on July 14, 1995 under the laws of the state of Colorado. SVC is a software and intellectual property enterprise with products, which provides a platform for transaction management. The Company provides integrated financial transaction management services and value-added software for accelerating sales. SVC has developed Scoot, a revolutionary Mobile ATM Money Card allowing anyone with a cell phone to store, send, receive and transact funds anywhere in the world. Scoot™ Mobile Money is a low cost, global approach to supporting the large and growing markets for funds transfer, unbanked money management, and secure payment remittances and reimbursements. SVC has also pioneered a scalable, integrated media and transaction management solution, the Mazarin Media Platform that provides rapid application delivery for any size organization.  SVC enables its customers to deliver smart applications that inspire consumers to make immediate, informed decisions.  SVC solutions have a broad range of applicability and provide value to the music and entertainment, political, non-profit, research and testing, and corporate and consumer marketing areas.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development and has not recorded any significant revenue.  Accordingly, the Company is in the development stage, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development State Enterprises."

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

Secure Sign, Inc. purchased Contractor's Directory, Inc., on April 17, 1999 in a stock for stock transaction exchange. In September 2003 Secure Sign, Inc., sold ninety-five percent (95%) of its wholly owned subsidiary, Contractor's Directory, Inc. to the former CEO of the Company for $5,000 and assumption of all corporate debts related to Contractor's Directory, Inc.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $12,612,040 since inception, had a net loss of $6,588,253 and a negative cash flow from operations of $1,231,314 for the year ended September 30, 2005, and has working capital and stockholder's deficiencies of $4,008,789 and $4,922,658, respectively, as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  On September 29, 2005, management raised additional capital of $750,000 through the issuance of convertible debt. Additionally, the Company has an agreement with investors whereby it would receive an additional $750,000 in debt financing if it meets certain objectives.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of SVC Financial Services, Inc., and its wholly owned subsidiary, PocketPass.com, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

The Company recognizes revenues from contracts in which the Company provides consulting services as the services are performed. The contractual terms of the agreements dictate the recognition of revenue by the Company. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104").

SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF 00-21.

 Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets. The Company received no such payments as of September 30, 2005.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The company had cash and cash equivalents of $568,885 which is $468,885 in excess of the federally insured limits of $100,000.

Concentrations of Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2005 and 2004 the Company had approximately $468,885 and none, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

Advertising

Advertising costs are expensed in the year incurred.  Advertising costs for the years ended September 30, 2005 and 2004 were $6,904 and none, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the years ended September 30, 2005 and 2004.

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has determined that it has only one operating segment.

Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings (loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities, which are convertible into 57,372,541 shares of common stock, were not included in the calculation of loss per share for the years ended September 30, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the years ended September 30, 2005 and 2004.

Income Taxes

 Income taxes are provided based on the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes".. Under the asset and liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

Capitalized Software Costs

The Company accounts for the development cost of software in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, the Company did not capitalize any development costs in 2005 or 2004.

The Company has adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years. Costs incurred prior to the establishment of technological feasibility are charged to general and administrative expense. As a result, the Company has no capitalized software costs at September 30, 2005.

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at September 30, 2005 and 2004.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Examples of estimates include the useful lives of fixed assets based upon historical experience, accruals for invoices not received before final close of the period based upon detailed review of purchase orders and expenditures and the commonly accepted Black Scholes method to measure the value of warrants and options. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. Variances of estimates from actual results have been minimal and immaterial on a historical basis with the possible exception of the Black Scholes valuation of warrants, the accuracy of which has been a subject of much public debate. Actual results could differ from those estimates. Future estimates and assumptions will be based upon information available to us at the time of the estimate.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock-Based Compensation

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, Financial Interpretation No. 44, and SFAS 123, "Accounting for Stock-Based Compensation."  For the years ended September 30, 2005 and 2004, the Company has not changed to the fair value method and continued to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.  All non-employee stock option and warrant grants are accounted for under the fair value method.  As such, compensation expense for employee stock option and warrant grants would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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

During the years ended September 30, 2005 and 2004, the Company did not issue any stock based compensation to employees.

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

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The consensus reached by the Task Force in this Issue is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. The implementation of this new standard did not have a material impact on the computation of diluted earnings per share.

3. Property and Equipment

Property and equipment consist of the following:

2005
Computer equipment	$59,741
Furniture and fixtures	36,195
Software	11,536

107,472

Less accumulated depreciation and amortization	(86,752)
$20,720

Depreciation expense for the years ended September 30, 2005 and 2004 was approximately $8,213, and $1,249, respectively.

The Company capitalizes software acquired through technology purchases if the related software under development has reached technological feasibility or if there are alternative future uses for the software.  As a result, the Company had capitalized software costs at September 30, 2004 of $100,000. These amounts were installment payments made to a third party vendor. A working model of the software was completed and delivered to be put into service, therefore, under paragraph 4.b.(1) of Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the installment payments were capitalized. Due to rapid changes in technology, the software quickly became obsolete and was written off during the quarter ended March 31, 2005. The Company’s initial market strategy was to select an application authoring platform that could be used by SVC and its customers to rapidly deploy email-based multimedia presentations of products and services. The approach is marketed under the product name of Mazarin Media Platform (aka Mazarin). A product was selected for its menu driven approach to building dynamic rich media presentations that could be received by the target audiences via email solicitations. In 2005, the Company discovered that the product was difficult to work with for the end users. Also, the fact that this products applications required the end recipient to download a runtime software component became a significant barrier.. Additionally, the internet market shifted due to virus attacks, use of firewalls, and other such items, that made it unacceptable for recipient of solicitations based upon this product to download the required runtime components. The Company reviewed numerous other platforms , and selected OpenLaszlo, based on an IBM open source solution, for Mazarin. OpenLaszlo has proven to be acceptable in the market since all applications developed using this solution can be received by anyone that can display a browser (Mac, PC, UNIX).

4. Equity

Amendment to Articles of Incorporation.

In September 2005 at the annual shareholders’ meeting, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation, which increased the number of authorized shares of common stock from 50,000,000 shares to 150,000,000 shares. There were 34,650,954 and 30,765,641 shares of common stock, which has no par value, issued and outstanding at September 30, 2005 and 2004, respectively. Holders of Common Stock are entitled to one vote for each share held.

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

Significant Transactions during the year ended September 30, 2005

During October and November 2004, 176,667 shares were issued for $55,000 in cash utilizing the Rule 4(2) exemption. All investors in these transactions were accredited with access to sufficient corporate information.

In December 2004, 526,500 restricted shares were issued for $112,500 in cash utilizing the Rule 4(2) exemption. All investors in these transactions were accredited with access to sufficient corporate information.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered.  Also 83,335 of options valued at $40,000 vested utilizing the Rule 4(2) exemption.  All investors in these transactions were accredited with access to sufficient corporate information.

During the three months ended March 31, 2005:
-	116,080 shares were issued for $29,020 in cash.
-	63,281 restricted shares valued at $26,236 were issued for establishment of a credit facility.
-	141,754 shares worth $ 49,265 were issued to contractors and vendors in settlement of services rendered.
-	1,067,500 shares valued at $290,125 were issued for stock based compensation.
-	All utilizing the Rule 4(2) exemption. All investors in these transactions were accredited with access to sufficient corporate information.

During the three months ended June 30, 2005:
-	283,000 shares were issued for $66,995 in cash.
-	35,156 restricted shares valued at $7,163 were issued for establishment of a credit facility.
-	98,930 shares worth $ 29,758 were issued to contractors and vendors in settlement of services rendered.
-	275,000 shares valued at $46,750 were issued for investor relations services.
-	72,796 shares valued at $12,375 were issued in settlement of issuance costs.
-	All utilizing the Rule 4(2) exemption. All investors in these transactions were accredited with access to sufficient corporate information.

During the three months ended September 30, 2005:
-	400,021 shares were issued for $50,967 in cash.
-	35,156 restricted shares valued at $5,977 were issued for establishment of a credit facility.
-	294,139 shares worth $38.979 were issued to contractors and vendors in settlement of services rendered.
-	40,000 shares valued at $4,600 were issued for fund raising activities.
-	192,719 shares issued valued at $25,063 were treated as issuance costs
-	All utilizing the Rule 4(2) exemption. All investors in these transactions were accredited with access to sufficient corporate information.

During October 2004 the company sold convertible debentures totaling $15,000 at 8% interest due March 31, 2006.  This debt was convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 16,666 exercisable at $.30 per share for 3 years were also issued with this debt. All investors in these transactions were accredited with access to sufficient corporate information.

During November 2004 the company sold convertible debentures totaling $50,000 at 8% interest due November 15, 2006.  This debt was convertible to common shares at $.30 per share for a period of 180 days.  Warrants totaling 166,666 exercisable at $.30 per share for 3 years were also issued with this debt. All investors in these transactions were accredited with access to sufficient corporate information.

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ratio of $.10 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of September 30, 2005 the credit facility has been increased to $790,000 which has been entirely drawn down. The investor in this transaction was accredited with access to sufficient corporate information.

On March 2, 2005 the Company concluded loan agreements and credit facilities with existing accredited investors totaling $45,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  These credit lines were subsequently increased to $95,000, in total, which was entirely drawn down by September 30, 2005. The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ratio of $.10 per share.  These debentures also entitle the investors to a total of 133,593 shares of restricted common stock as consideration for establishing the credit facilities.  The investor in this transaction was accredited with access to sufficient corporate information.

During the year ended September 30, 2005, the Company recorded a charge for $679,169 as a result of 1,979,173 options becoming vested.

The common stock issuable of $39,291 at September 30, 2005 consists of: $4,500 of cash received in anticipation of issuing 18,000 shares of common stock; $4,236 for services rendered in anticipation of issuing 16,944 shares of common stock, and $30,555 for services rendered in anticipation of issuing 80,407 shares of common stock. The Common Stock Issuable consists of settlement of liabilities denominated in shares already and that cannot be settled in cash. The number of shares has already been determined therefore this is an equity account, not a debt account.

The results for the year ended September 30, 2005 include $908,292 of interest expense representing $132,135 in interest expense on debt, $624,281 for the value of warrants related to debt, and $151,876 for the value of shares granted in consideration of credit facilities.

The results for the year ended September 30, 2005 include $875,894 for the value of beneficial conversion features on debt. The value of the warrants and beneficial conversion features of debt were calculated using the Black-Scholes method.  The value of warrants associated with the debt is being amortized over the life of the warrants.  The beneficial conversion feature was all expensed since the debt was convertible at any time.

5. Other Stock-Related Information

The Company grants stock options to consultants and warrants to investors.  The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for both 2005 and 2004:  risk-free interest rate of 3%; expected dividend yield of 0%; expected volatility of approximately 434% in 2005 and 419% in 2004 and expected lives of approximately 3 years to ten years.

The cost of stock options is recognized on a straight-line basis over its vesting period.

	Number of Options & Warrants	Weighted average exercise price	Average Market Price
Balance outstanding at September 30, 2001	5,570,000	$0.02	$0.25
Granted	3,288,900	0.16	0.22
Exercised	-
Expired	-
Balance outstanding at September 30. 2002	8,858,900	0.07	0.24
Granted	5,547,499	0.12	0.52
Exercised	-
Expired	(1,020,000)	(0.01)
Balance outstanding at September 30, 2003	13,386,399	0.10	0.37
Granted	7,280,666	0.49	0.66
Exercised	(200,000)	0.84	0.86
Expired	(2,005,000)	(0.04)
Balance outstanding at September 30, 2004	18,462,065	0.26	0.50
Granted	24,993,265	0.03	0.14
Exercised	-		-
Expired	(3,452,666)	(0.72)
Balance outstanding at September 30, 2005	40,002,664	$0.17	$0.31

Summarized information about stock options and warrants outstanding as of September 30, 2005 is as follows:
	Options & Warrants Outstanding			Options & Warrants Exercisable
Exercise Price Range	Number	Weighted average exercise price	Average Remaining Life (years)	Number	Weighted average exercise price
$.01 - $.10	9,825,000	$0.06	3.08	7,443,069	$0.05
$.15	8,370,000	0.15	2.75	8,370,000	0.15
0.185	17,004,668	0.19	2.09	17,004,668	0.19
$.23 - .375	4,367,631	0.31	2.74	4,367,631	0.31
$.75	435,365	0.75	1.53	435,365	0.75
	40,002,664	$0.17	2.54	37,620,733	$0.17

Summarized information about stock options and warrants outstanding as of September 30, 2004 is as follows:
	Options & Warrants Outstanding			Options & Warrants Exercisable
Exercise Price Range	Number	Weighted average exercise price	Average Remaining Life (years)	Number	Weighted average exercise price
$.01 - $.10	4,825,000	$0.03	3.76	4,213,896	$0.03
$.15	8,370,000	0.15	4.01	8,370,000	0.15
$.28 - $.50	3,003,065	0.39	4.27	3,003,065	0.39
$.75	1,132,000	0.75	2.64	1,132,000	0.75
$1.00	1,132,000	1.00	0.90	1,132,000	1.00
	18,462,065	$0.26	2.88	17,850,961	$0.26

6. Income Taxes

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at September 30, 2005 and 2004 are summarized as follows:

		2005
Deferred Tax Asset	State	Federal	Total
Accrued expenses and deferred compensation	$19,133	$73,587	$92,720
NOL Carryforward	388,599	2,059,149	2,447,748
Total	407,732	2,132,736	2,540,468
Less valuation allowance	(407,732)	(2,132,736)	(2,540,468)
Net Deferred Tax Asset	$-	$-	$-

		2004
Deferred Tax Asset	State	Federal	Total
Accrued expenses and deferred compensation	$8,571	$32,967	$41,538
NOL Carryforward	217,181	960,315	1,177,496
Total	225,752	993,282	1,219,034
Less valuation allowance	(225,752)	(993,282)	(1,219,034)
Net Deferred Tax Asset	$-	$-	$-

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

The Company has available federal net operating loss carry forwards of $7,554,914 which expire at various dates through the year 2025.  The Company has available state net operating loss carry forwards of $4,395,917, which expire at various dates through the year 2015.

The difference between the statutory tax rate and Company's effective tax rate is summarized as follows:

	Years ended September 30,
	2005	2004
Statutory federal income tax rate	(34.00)%	(34.00)%
State income taxes, net of Federal benefit	(8.84)%	(8.84)%

Change in valuation allowance	42.84%	42.84%

Tax	0.00%	0.00%

The valuation allowance increased by $1,321,433 and $740,850 during the years ended September 30, 2005 and 2004, respectively.  The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not.  Accordingly, a deferred income tax benefit for the year ended September 30. 2005 has not been recognized in these financial statements.

7. Transactions with Shareholders and Directors

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to approximately $71,000 and $152,000 for the years ended September 30, 2005 and 2004, respectively. Approximately $120,000 was due this shareholder at September 30, 2005 of which $80,000 will be paid in shares.

Two directors provided marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $10,500 and $57,200 for the year ended September 30, 2005 and 2004 respectively.  Amounts due these directors amounted to $7,300 and $49,200 at September 30, 2005 and 2004, respectively and are included in accounts payable and accrued expenses.

8. Commitments

On February 28, 2004, the Company entered into an operating lease for its office space in San Francisco expiring in February 28, 2006 which was amended in July 2004 and February 2005 to increase the leased space to approximately 1,400 square feet and extend the term to August 31, 2008.  Increases in rent are tied to the inflation rate therefore there is no need for deferred rent. The lease requires minimum lease payments as follows:

Years ending September 30,

2006	$45,455
2007	46,225
2008	43,323

Future minimum lease payments	$135,003

9. Notes Payable - Related Parties

 Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The notes payable to related parties consist of the following at September 30:

2005
8% per annum promissory notes due and payable on March 31, 2006. The notes are secured by substantially all of the assets of the Company.	$415,500

10% per annum convertible promissory note due and payable on March 31, 2006. This note is secured by substantially all of the assets of the Company.	450,000
8% per annum promissory notes due and payable in November 15, 2006. The notes are secured by substantially all of the assets of the Company.	50,000
8% per annum promissory note due and payable on March 31, 2006 to Chris Dieterich	5,000
12% per annum convertible promissory notes comprising a line of credit. Notes are due and payable on various dates from December 7, 2006 through September 28, 2007. Principal and interest may be converted to common shares at $.10 per share.	885,000
Note due Lichter Weil	-

1,805,500

Less current portion	(870,500)

$935,000

Maturities of Notes Payable - Related Parties are as follows:
Year Ending September 30	Amount
2006	$870,500
2007	935,000
$1,805,500

$175,500 of 8% promissory notes were assumed with the PocketPass acquisition. On July 16, 2004, the Company concluded a placement with existing accredited investors of $150,000 of 8% convertible debentures. The conversion feature, which has since expired, was into common stock of the Company, at the election of the holders, at anytime in the ensuing 6-month period, utilizing a conversion ratio of $0.30 per share.  These debentures also entitled the investors to warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $0.30 per share, for a total of $150,000.  The warrants have an exercise period of three years. During September 2004 the company sold convertible debentures totaling $75,000 at 8% interest originally due March 21, 2005.  This debt was convertible to common shares at $.30 per share for a period of 180 days, which conversion feature has expired.  Warrants totaling 250,000 exercisable at $.30 per share for 3 years were also issued with this debt

$450,000 of 10% promissory notes were assumed with the PocketPass acquisition. On April 30, 2004, the Company renegotiated the terms and conditions of its loan from Transfund Ventures such that the then-current indebtedness, through April 30, 2004, of approximately $450,000 would be due and payable, in full, on February 28, 2005.  The principal and any unpaid interest could be converted, at the holder's option, into common stock of the Company on a basis of $0.75 per share.  Further, Transfund received 1,000,000 warrants, having a two-choice exercise provision, with an exercise term of three (3) years.  If the exercise is "cashless", then the exercise price will be $0.60 per share.  If actual cash is paid upon exercise, then the exercise price will be $0.375 per share.  All other terms and conditions of the Transfund note will remain as originally executed.  The value of the warrants was calculated to be $328,012 using the Black-Scholes method and is being amortized over the life of the warrants.  The results for the year ended September 30, 2004 include $164,005 interest expense as amortization expense on the value of the warrants of this transaction and also includes $121,988 expense which is the value of the beneficial conversion feature of this debt.

During October 2004 the company sold convertible debentures totaling $15,000 at 8% interest due March 31, 2006. This debt was convertible to common shares at $.30 per share for a period of 180 days, the conversion period having now expired.  Warrants totaling 16,666 exercisable at $.30 per share for 3 years were also issued with this debt.

During November 2004 the company sold convertible debentures totaling $50,000 at 8% interest due November 15, 2006.  This debt was convertible to common shares at $.30 per share for a period of 180 days, the conversion period having now expired.  Warrants totaling 166,666 exercisable at $.30 per share for 3 years were also issued with this debt.

The $5,000 8% note payable to Chris Dieterich and the $4,500 note payable to Lichter Weil arose from the acquisition transaction with PocketPass.

On January 11, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $400,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ration of $.10 per share.  These debentures also entitle the investor to 562,500 shares of restricted common stock as consideration for establishing the credit facility.  As of September 30, 2005 the credit facility has been increased to $790,000 which has been entirely drawn down.

On March 2, 2005 the Company concluded a loan agreement and credit facility with an existing accredited investor of $45,000 for convertible debentures payable two years after draw-down, bearing 12% interest.  This credit line was subsequently increased to $95,000 which was entirely drawn down by September 30, 2005. The debentures and any accrued interest may be converted into common stock of the Company at the election of the holder at anytime utilizing a conversion ration of $.10 per share.  These debentures also entitle the investor to 133,593 shares of restricted common stock as consideration for establishing the credit facility.

10. Convertible Promissory Notes

The long term notes payable consist of the following at September 30:
2005
10% secured convertible promissory notes due and payable on September 30, 2007. The notes are secured by substantially all of the assets of the Company. The notes may be converted at the lesser of $.15 or 75% of the average of the volume weighted average prices of the Common Stock for the three trading days preceding the date of conversion	$750,000
Less: Unamortized discount	(750,000)
$-

Maturities of Convertible Promissory Notes are as follows:
Year Ending September 30	Amount
2006	$-
2007	750,000
$750,000

Debt Issued with Stock Purchase Warrants─Fair Value of Warrants Recorded as a Liability

On September 29, 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $750,000 (the Notes) and detachable warrants to purchase the Company's common stock (the Warrants) to two accredited investors. The Notes bear interest at a rate of 10%, mature on September 30, 2007, and are convertible into shares of the Company's common stock at a conversion price of the lesser of (i) $0.15 (“Maximum Conversion Price”), or (ii) 75% of the average of the volume weighted average prices of the Common Stock as reported by Bloomberg L.P. for the Principal Market for the three trading days preceding a Conversion Date.. The beneficial conversion feature (an embedded derivative) included in these notes resulted in a charge of $250,000. The associated A Warrants are exercisable for 18,968,326 shares of common stock at an exercise price of $0.179 per share; the B Warrants are exercisable for 16,968,326 shares of common stock at an exercise price of $0.179 per share. The A Warrants, which expire five years after issuance, were assigned a value of $1,362,941, estimated using the Black-Scholes valuation model. The B Warrants, which expire one year after issuance, were assigned a value of $1,102,941, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the A Warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 4.67%, volatility of 445.5%, and dividend yield of zero. The following assumptions were used to determine the fair value of the B Warrants using the Black-Scholes valuation model: a term of one year, risk-free rate of 4.67%, volatility of 445.5% (which covers the period from December 31, 2002 to September 30, 2005), and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Notes and the Warrants were allocated based on their l fair values. The amount allocated as a discount on the Notes for the the value of the Warrants will be amortized to interest expense, using the effective interest method, over the term of the Notes.
The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial aggregate fair value of the Warrants of $2,465,882 was recorded as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. At September 30, 2005, the recording of the derivative liabilities associated with this debt financing resulted in a non-cash loss of $1,965,882 which has been reflected in the consolidated statement of operations for the year ended September 30, 2005. All investors in these transactions were accredited with access to sufficient corporate information.

11. Contingencies

Claims and Legal Proceedings

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Claims have been made by Cappello Capital Corp and Pacific Wave Partners that they are due a fee related to the funding that closed on September 29, 2005 described in note 10 above. Management maintains that the investors who provided the funding were on an exclusion list with Cappello Capital Corp and Pacific Wave Partners. Additionally, neither Cappello nor Pacific Wave introduced the Company to these investors nor did they participate in the transaction. Accordingly, the Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this claim cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s strategic development efforts. The Company has no amounts due under these agreements as of September 30, 2005.

12. Subsequent Events

On November 10, 2005, the Company filed a Registration Statement, Form SB-2, pertaining to the sale of 65,631,214 shares of its common stock, of which none are issued and outstanding, and the shares are issuable upon conversion of promissory notes issued on September 29, 2005 (see Note 9), warrants and other conversion privileges to acquire common stock. The shares are issuable upon conversion or exercise of securities, which were issued, by the Company in private placement transactions. The Securities and Exchange Commission reviewed the Registration Statement filing and issued comments on December 7, 2005. Management is currently preparing a response to the comments.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   None

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,

                  COMPLIANCE WITH SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of September 30, 2005 the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

NAME	POSITION	HELD POSITION SINCE
Robert Gold	Director	September 29, 2005
Harvey Bornstein	Director	September 12, 2003 (Resigned November 22, 2005)
Christopher Haigh	President/CEO/Director	September 12, 2003
M. Yaqub Mirza	Director	September 12, 2003
Inder Singh Charles L. Nuzum	Director Exec VP/CFO	September 12, 2003 March 1, 2005

Mr. Gold is a small business entrepreneur, President of Esquire Executive Suites, from 1991 through the present, and the managing member of Radio Call Acquisition, LLC, a paging and answering service. Mr. Gold holds a BA from the University of California-Berkeley and an MBA from the University of Southern California. He worked with Price Waterhouse as an auditor for several years before starting his independent business enterprises.

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

M. Yaqub Mirza, 57.  Dr. Mirza has served as a director of LynuxWorks, Inc. since 1992.  Since June 1998, Dr. Mirza served as President and Chief Executive Officer of Sterling Management Group, a business development and management consulting services company.  Since March 1995, Dr. Mirza has served as President and Chief Executive Officer of MarJac Investments, an international investment firm, and served as it Executive Vice-President from April 1997 to March 1995.  Dr. Mirza also serves as Chairman of the Board of Directors of Jugos Concentrados, a Chilean manufacturer of juice concentrates and as Trustee and Chairman of Amana Mutual Funds Trust.  Dr. Mirza holds a B.S. in Physics and Mathematics from the University of Punjab, Pakistan, a M.S. in Physics from the University of Karachi, Pakistan and a Ph.D. in Physics and M.A. in Teaching Science from the University of Texas at Dallas.

Inder Singh, 59. Mr. Singh is Chairman, CEO and President of LynuxWorks.  Mr. Singh founded and served as Chief Executive Officer of Excelan, a local area network, or LAN, company from May 1982 to April 1985.  In April 1997, Mr. Singh co-founded Kalpana, a Lan switch company.  Mr. Singh currently serves as Chairman and President of the Embedded Linux Consortium.  Mr. Singh holds a B.S. in Electrical Engineering from the Indian Institute of Technology, Delhi, India, and an M.S. in Electrical Engineering and Computer Science from Polytechnic Institute of New York and a Ph.D. in computer science from Yale University.

Harvey Bornstein, 65, has been the owner of Bornstein & Associates from 1985 to the present and has served continuously as its Chief Executive Officer.  The Company provides management consulting and financial guidance to small, rapidly-growing high-technology companies.  Mr. Bornstein graduated from the University of Southern California in 1963 with a B.S. in Finance and Real Estate.

Charles Nuzum, 57, Executive Vice President and Chief Financial Officer, was previously Vice President Finance & Administration for Tiburon, Inc. the world leader in public safety and justice information systems. Previously, he served as CFO of Winebid.com, the world's leading e-commerce wine auction company. For more than two decades, Mr. Nuzum was Executive Vice President and CFO of Loomis Armored Inc., the well-known provider of ATM cash servicing, armored car and other security services. He also served in other senior executive positions in the U.S. and abroad for Loomis, as well as for SPL WorldGroup and OCS Technologies. Mr. Nuzum, a Certified Public Accountant, earned his BA at the University of Washington at Seattle. A U.S. Army Special Forces veteran in Vietnam, he earned the Bronze Star and the Army Commendation Medal.

Involvement in Certain Legal Proceedings

None.

Family Relationships

There are no family relationships between any of the officers and/or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons beneficially owning more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company has undertaken an extensive review of the Section 16(a) reports filed on behalf of each person subject to Section 16(a) prior to September 30, 2005, to determine whether all of their reportable transactions in the Company's common stock were timely reported and to ensure proper reporting of all of their beneficial holdings. The review revealed that most, if not all, transactions were timely reported and the Company will undertake to assist the subject persons to file the necessary forms in the future. The Company has also developed new procedures to ensure improved compliance with Section 16(a) on an on-going basis.

Based solely on copies of such forms furnished as provided above, to the Company's knowledge all reports required under Section 16(a) during the most recent fiscal year or prior years has filed a Form 3.

Audit Committee Financial Expert

The Company's Audit Committee consists of Robert Gold, Harvey Bornstein and Charles L. Nuzum.  As of September 30, 2005, our Board of Directors has designated one audit committee financial expert as that term is defined in Item 401(e)(2) of Regulation S-B.  Charles L. Nuzum serves as the audit committee financial expert for the Company. Mr. Nuzum is not an independent director.

Code of Ethics

We have adopted a "Code of Ethics for Directors, Officers and Employees", a code of ethics that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees was filed with the Securities and Exchange Commission as Exhibit 14.1 to the annual report for the year ended September 30, 2004. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics for Directors, Officers and Employees that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

ITEM 10.     EXECUTIVE COMPENSATION

We have an agreement with the Tyburn Group to provide Christopher Haigh, an employee of Tyburn Group, as the Chief Executive Officer of the Company.  The contract provides for current compensation of $150,000 and deferred compensation of up to $75,000 to Mr. Haigh.  Mr. Haigh also has options for 1,000,000 shares of the Company at an exercise price of $.05 per share and a performance based bonus, with a grant of 3,000,000 options by our Board of Directors.

We have a contract with Charles L. Nuzum as Executive Vice President and Chief Financial Officer of the Company. The contract provides for annual compensation of $120,000, a bonus to be paid in options for common shares exercisable at $.11 per share based upon achievement of certain milestones, as well as options for 750,000 shares of the Company at an exercise price of $.05 per share.

We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During fiscal 2005, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

We have no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2005 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Our only written employment agreements are those with the Tyburn Group and Charles L. Nuzum mentioned above.

Other than that disclosed above, no compensation was paid during Fiscal 2005 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation			All Other Compensation
					Awards		Payouts
		Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f)	(#) (g)	($) (h)	($) (i)
Christopher Haigh	2005	225,000	0	0	280,000	0	0	0
President/CEO/Director	2004	225,000	0	0	0	0	0	0
	2003	37,500	0	0	0	0	0	0
Charles Nuzum	2005	70,000	0	0	252,858	0	0	0
Exec VP & CFO	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
M. Yaqub Mirza	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Inder Singh	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Harvey Bornstein	2005	0	0	0	0	0	0	8,000
Director	2004	0	0	0	0	0	0	33,600
	2003	0	0	0	0	0	0	0
Robert Gold	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.
 The tables below lists, as of September 30, 2005, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

Shareholdings of Directors, Executive Officers and 5% Holders
As of September 30, 2005
Name	Position	Shares	Percentage
Douglas Denoff	5% Holder	4,000,000	11.5%
W. Lewis Perdue	5% Holder	1,891,667	5.5%
Harvey Bornstein	Director	30,574	0.1%
Robert Gold	Director	3,363,167	9.7%
Yaqub Mirza *	Director	2,416,526	7.0%
Inder Singh *	Director	6,943,002	20.0%
Christopher Haigh	Director, CEO	1,242,582	3.6%
Charles L. Nuzum	CFO	408,459	1.2%
Officers & Directors as a group		14,404,310	41.6%

* Includes shares beneficially owned by these shareholders, directly and indirectly

 ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to approximately $71,000 and $152,000 for the years ended September 30, 2005 and 2004, respectively. Approximately $120,000 was due this shareholder at September 30, 2005 of which $80,000 will be paid in shares.

Two directors provided marketing and business consulting services to the Company.  The charges for such marketing and business consulting services amounted to $10,500 and $57,200 for the year ended September 30, 2005 and 2004 respectively.  Amounts due these directors amounted to $7,300 and $49,200 at September 30, 2005 and 2004, respectively and are included in accounts payable and accrued expenses.

ITEM 13.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Pohl, McNabola, Berg & Company, LLP  fees total $62,250 which is $42,500 related to the annual financial statement audit, $2,500 related to review of the annual financial statements filed in the reports on Form 10-K and $17,250 related to reviews of quarterly financial statements filed in the reports on Form 10-Q.  No tax, consulting or other services were provided.

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

   I.      1.     Index to Financial Statements

           2.    Independent Auditors' Reports

           3.     Consolidated Balance Sheets at September 30, 2005 and 2004

    4.   Consolidated Statement of Loss and Accumulated Deficit for the years ended September 30, 2005 and 2004

    5.  Consolidated Statement of Cash Flows for the years ended September 30, 2005 and 2004 and the period from August 23, 1999 (inception) to September 30, 2005

     6.   Statement of Statement of Changes in Stockholders' Equity for the years ended September 30, 2005 and 2004 and period from August 23, 1999 (inception) to September 30, 2005

             7.   Notes to Financial Statements

     II.     Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 13:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     III. The exhibits are listed in the index of exhibits

(c) The index of exhibits

14.1	Code of Ethics
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	ElectraCard Services contract
99.2	Tyburn contract
99.3	Note Payble to Marjac
99.4	Bison International contract
99.5	MetaBank contract
99.6	MetaBank contract - first amendment
99.7	Nuzum contract
99.8	Note Payable to Singh January 15, 2001
99.9	Note Payable to Singh July 15, 2001
99.10	Note Payable to Transfund
99.11	Note Payable to York

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVC Financial Services, Inc.,
a Colorado corporation

Date:  January 12, 2006

By: /s/ Christopher Haigh
Christopher Haigh, President and Director

By:  /s/ Charles L. Nuzum
Charles L. Nuzum, Executive Vice President and Chief Financial Officer

By:  /s/  Robert Gold
Robert Gold, Director

By: /s/ M. Yaqub Mirza
M. Yaqub Mirza, Director

By: /s/ Inder Singh
Inder Singh, Director