Form 10QSB
period 2005-12-31
SVC FINANCIAL SERVICES INC
filed 2006-02-14
CIK 1092753

10QSB 1 svcx1205q.htm

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005

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

Class Shares outstanding at December 31, 2005

---------------------------------------------------------------

Common Stock, no par value: 34,851,984

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

 Three Month Periods Ended December 31, 2005 and 2004

TABLE OF CONTENTS

Consolidated Balance Sheet as of December 31, 2005 and September 30, 2005 (unaudited)

Consolidated Statements of Operations for the three month periods ended December 31, 2005 and 2004 and from inception (August 23, 1999) (unaudited)

Consolidated Statement of Cash Flow for three month periods ended December 31, 2005 and 2004 and from inception (August 23, 1999) (unaudited)

Statements of Changes in Stockholders' Deficiency (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and September 30, 2005 (Unaudited)
	December 31, 2005	September 30, 2005
ASSETS
Current Assets
Cash	$ 99,703	$ 568,885
Prepaid expense and other	62,349	60,672
Total Current Assets	162,052	629,557

Property and Equipment
Cost	114,817	107,472
Accumulated Depreciation	(90,115)	(86,752)
Net	24,702	20,720

Other Assets
Deferred Financing Fees - non current portion	39,605	52,806
Total Other Assets	39,605	52,806

Total Assets	$ 226,359	$ 703,083
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable and accrued liabilities	$ 472,475	$ 633,128
Accrued Interest on related party notes	248,061	225,719
Notes Payable to related parties	970,500	870,500
Derivative Liability	2,715,882	2,715,882
Deferred compensation (net of accrued interest)	142,808	193,117
Total Current Liabilities	4,549,726	4,638,346

Long Term Liabilities
Convertible Notes Payable, net of unamortized discount of $656,250 at December 31, 2005 and $750,000 at September 30, 2005	93,750	-
Notes Payable to related parties	835,000	935,000
Accrued Interest on notes payable	96,555	52,395
Total Long Term Liabilities	1,025,305	987,395

Total Liabilities	5,575,031	5,625,741

Commitments and Contingencies	-	-

Stockholders' Deficiency:
Common Stock, no par value, 150,000,000 shares authorized, 34,851,984 and 34,650,954 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	7,887,227	7,650,091
Common Stock Issuable, 115,351shares at December 31, 2005 and September 30, 2005	39,291	39,291
Deficit Accumulated During the Development Stage	(13,275,190)	(12,612,040)
Total Stockholders' Deficiency	(5,348,672)	(4,922,658)

Total Liabilities and Stockholders' Deficiency	$ 226,359	$ 703,083
The accompanying notes are an integral part of these consolidated financial statements

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2005 and 2004, and
For the Period from Inception (August 23, 1999) to December 31, 2005 (Unaudited)

			Inception
	Three Months Ended December 31,		(August 23, 1999) to
	2005	2004	December 31, 2005

Revenue	$ -	$ 3,938	$ 72,484
Cost of Goods Sold	-	375	37,690
Gross Profit	-	3,563	34,794

Operating Expenses:
Salaries	218,065	66,895	1,707,962
Stock Based Compensation	73,226	87,499	1,635,700
Professional Fees	143,798	89,086	2,730,975
Facilities	28,422	16,258	344,885
Marketing	(36,341)	16,764	169,566
Administrative Expense	55,805	42,941	937,827
Depreciation	3,363	765	81,175
Total Operating Expenses	486,338	320,208	7,608,090

Loss from operations	(486,338)	(316,645)	(7,573,296)

Other (Income) Expense:
Interest Expense	66,610	314,323	2,823,923
Amortization of discount	93,750		93,750
Beneficial conversion expense on debt	-	222,025	1,075,121
Non cash financing charge	-	-	1,715,882
Financing fees	16,452	106,140	102,117
Gain on Extinguishment of Debt		-	(76,755)
Interest Income		-	(5,130)
Total Other (Income) Expense	176,812	642,488	5,728,908

Net loss before minority interest in net loss of subsidiary	$ (663,150)	$ (959,133)	$ (13,302,204)

Minority interest in net loss of subsidiary	-	-	27,014

Net Loss	$ (663,150)	$ (959,133)	$ (13,275,190)

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.43)

Weighted Average Shares Outstanding, basic and diluted	34,667,592	31,099,176	31,178,050

The accompanying notes are an integral part of these consolidated financial statements.

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2005 and 2004 and
For the Period from Inception (August 23, 1999) to December 31, 2005 (Unaudited)

			Inception
	Three Months Ended December 31,		(August 23, 1999) to
	2005	2004	December 31, 2005

Cash flows from operating activities:
Net Loss	$ (663,150)	$ (959,133)	$ (13,275,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	3,363	765	90,115
Bad debts expense	-	-	5,000
Warrant valuation & Amortization	106,951	508,501	4,588,286
Issuance of common stock for services	23,009	87,499	708,763
Common stock issuable for services	-	-	382,491
Common stock issuable for performance based compensation and deferred salary	-	-	103,458
Common stock options vesting expense	214,127	-	893,296
Write-off software under development	-	-	100,000
Loss on disposal of fixed assets	-	-	10,712
Beneficial conversion expense	-	-	875,894
Gain on extinguishment of debt	-	-	(50,089)
Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid expenses and other	(1,677)	-	(9,543)
Increase in Accrued interest payable	66,502	21,383	505,881
Increase in Accounts payable & Accrued Liabilities	(210,962)	34,229	733,404
Net cash used in operating activities	(461,837)	(306,756)	(4,337,522)

Cash flows from investing activities:
Software under development	-	-	(100,000)
Purchase of fixed assets	(7,345)	(1,093)	(125,529)
Net cash used in investing activities	(7,345)	(1,093)	(225,529)

Cash flows from financing activities:
Borrowings on related party notes payable	-	115,001	2,468,500
Borrowings on convertible debt - net of costs	-	-	644,388
Proceeds from issuance of common stock net of issuance costs	-	167,500	1,484,916
Common Stock Issuable	-	-	64,950
Net cash provided by financing activities	-	282,501	4,662,754

Increase (Decrease) in cash	(469,182)	(25,348)	99,703

Cash at beginning of period	568,885	28,038	-

Cash at end of period	$ 99,703	$ 2,690	$ 99,703

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for services	$ 23,009	$ -	$ 708,763
Common stock issuable for services	$ -	$ -	$ 382,491
Common stock issuable for performance based compensation and deferred salary	$ -	$ -	$ 103,458
Common stock issuable in settlement of accounts payable	$ -	$ 47,499	$ 493,063
Common stock issuable in settlement of accrued interest	$ -	$ -	$ 161,265
Issuance of common shares in redemption of debt	$ -	$ -	$ 623,500
Value of warrants	$ 13,201	$ 286,476	$ 4,726,398
Value of beneficial debt conversion feature	$ -	$ 222,025	$ 1,075,121
Assumption of liabilities in connection with merger	$ -	$ -	$ 171,583
Amortization of note payable discount	$ 93,750	$ -	$ 93,750

The accompanying notes are an integral part of these consolidated financial statements.

SVC FINANCIAL SERVICES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the Period From Inception (August 23, 1999) to December 31, 2005 (Unaudited)

	Common Stock
	Shares	Amount	Common Stock Issuable	Accumulated Deficiency	Total Shareholders' Equity (Deficiency)
Common Stock issued	13,639,236	$ 718,432			$ 718,432

Net loss for the year ended September 30, 1999				$ (113,449)	(113,449)

Balance at September 30, 1999	13,639,236	718,432		(113,449)	604,983

Common Stock issued	2,299,015	184,538			184,538
Net loss for the year ended September 30, 2000				(1,014,258)	(1,014,258)

Balance at September 30, 2000	15,938,251	902,970		(1,127,707)	(224,737)

Common Stock issued	141,128	377,124			377,124
Net loss for the year ended September 30, 2001				(376,762)	(376,762)

Balance at September 30, 2001	16,079,379	1,280,094		(1,504,469)	(224,375)

Net loss for the year ended September 30, 2002				(532,793)	(532,793)
Common Stock issued for services	13,365	8,093			8,093
Equity adjustment from disposal of subsidiary				27,015	27,015

Balance at September 30, 2002	16,092,744	1,288,187		(2,010,247)	(722,060)

Net loss for the year ended September 30, 2003				(566,617)	(566,617)

Balance at September 30, 2003	16,092,744	1,288,187	-	(2,576,864)	(1,288,677)

Net Loss - Year ended September 30, 2004				(3,446,923)	(3,446,923)
Reverse Merger adjustment	1,989,251	(171,583)			(171,583)
Common Stock issued for services	651,734	374,881			374,881
Stock Based compensation	388,890	186,667			186,667
Black Scholes valuation of warrants		1,245,575			1,245,575
Issuance costs		(58,600)			(58,600)
Common Stock issued included in Common Stock Issuable at September 30, 2003	4,000,000	200,000			200,000
Common Stock issued in settlement of debt and accrued interest	5,178,427	802,764			802,764
Common Stock issued for cash	1,010,667	295,000			295,000
Common Stock issued in settlement of accounts payable	1,313,928	184,100			184,100
Warrants exercised in settlement of accounts payable	40,000	20,000			20,000
Warrants exercised for cash	100,000	51,000			51,000
Value of warrants issued for debt extension		328,012			328,012
Value of beneficial debt conversion feature		199,227			199,227
Common Stock Issuable			104,311		104,311

Balance at September 30, 2004	30,765,641	$ 4,945,230	$ 104,311	$ (6,023,787)	$ (974,246)

Net Loss - Year ended September 30, 2005				$ (6,588,253)	(6,588,253)
Common Stock issued for cash	975,768	201,982			201,982

Restricted common shares issued for establishment of credit facility	696,093	151,876			151,876
Common Stock issued for services	987,045	216,851			216,851
Issuance costs	265,515	-			-
Value of beneficial conversion feature of convertible debt	-	625,894			625,894
Black Scholes valuation of warrants	-	620,006			620,006
Stock Based compensation	678,610	103,458			103,458
Vesting of common stock options	-	679,169			679,169
Correction to debt conversion to equity in prior period	14,486	-			-
Common Shares issued from Common Stock Issuable	241,457	65,625	(65,625)		-
Reclassification to accrued liabilities		40,000	(29,950)		10,050
Adjustment to shares exchanged during merger	26,339	-
Common Shares to be issued in settlement of accounts payable			30,555		30,555
Balance at September 30, 2005	34,650,954	$ 7,650,091	$ 39,291	$(12,612,040)	$ (4,922,658)

Net Loss - Three Months ended December 31, 2005				(663,150)	(663,150)
Common Stock issued for services	201,030	23,009			23,009
Vesting of common stock options		214,127			214,127
Balance at December 31, 2005	34,851,984	$ 7,887,227	$ 39,291	$(13,275,190)	$ (5,348,672)

The accompanying notes are an integral part of these consolidated financial statements.

SVC Financial Services, Inc. and Subsidiary

(A Development-Stage Enterprise)

(Successor to Secure Sign, Inc.)

Notes to Consolidated Financial Statements

December 31, 2005

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $13,275,190 since inception, had a net loss of $663,150 and a negative cash flow from operations of $461,837 for the three months ended December 31, 2005, and has working capital and stockholder's deficiencies of $4,387,674 and $5,348,672, respectively, as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  On September 29, 2005, management raised additional capital of $750,000 through the issuance of convertible debt. Additionally, the Company has an agreement with investors whereby it would receive an additional $750,000 in debt financing if it meets certain objectives.  The Company will require more cash during 2006 to fund its operations and management believes that such additional cash requirements could be met by first obtaining additional financing and/or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

 Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets. The Company received $1,000 of such  payments as of December 31, 2005.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. The company had cash and cash equivalents of $99,703 which is less than the federally insured limits of $100,000.

Concentrations of Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005 and September 30, 2005 the Company had approximately none and $468,885, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

Advertising

Advertising costs are expensed in the year incurred.  The Company incurred no advertising costs for the three months ended December 31, 2005 and 2004.

Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings (loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities, which are convertible into 59,156,975 shares of common stock, were not included in the calculation of loss per share the three months ended December 31, 2005 and 2004 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive.  Accordingly, basic and diluted loss per share are the same for the three months ended December 31, 2005 and 2004.

Income Taxes

 Income taxes are provided based on the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include accounts receivable, due from related parties, accounts payable, notes payable and accrued expenses approximate their fair values at December 31, 2005 and September 30, 2005.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, Financial Interpretation No. 44, and SFAS 123, "Accounting for Stock-Based Compensation."  For the three months ended December 31, 2005 and 2004, the Company has not changed to the fair value method and continued to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.  All non-employee stock option and warrant grants are accounted for under the fair value method.  As such, compensation expense for employee stock option and warrant grants would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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

During the three months ended December 31, 2005 and 2004, the Company did not issue any stock based compensation to employees.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The implementation of this new standard did not have any material impact on the Company's financial position, results of operations and cash flows.

In December 2004, the FASB issued, and made effective, two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

In June, 2005, the EITF reached a consensus on Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Specifically, Statement 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define "conventional convertible debt instrument." Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is "conventional."  This new standard was used to account for the Convertible Promissory Note described in Footnote 6.

In September, 2005, the EITF reached a consensus on Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" which addresses a company issuing convertible debt with an embedded conversion option that is not separated from the host contract and accounted for as a derivative instrument pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The conversion option does not give rise to a beneficial conversion feature under EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" or No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Subsequently, the company changes the terms of the conversion option and assesses whether the modification results in an extinguishment of the debt pursuant to the guidance in EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The issues are whether a modification to a conversion option that changes its fair value, affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature associated with a debt modification (not a debt extinguishment) if the modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).  This new standard was used to account for the Convertible Promissory Note described in Footnote 6.

In September, 2005, the EITF reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." When a company issues convertible debt with a beneficial conversion feature, the debt is bifurcated into a liability component and an equity component in accordance with EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The equity component is measured at the intrinsic value of the beneficial conversion feature on the commitment date. For income tax purposes, all of the proceeds are recorded as a liability and nothing is recorded in shareholders' equity. The issues are whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109,

Accounting for Income Taxes.  This new standard was used to account for the Convertible Promissory Note described in Footnote 6.

3.  Related Party Transactions

A major shareholder provided legal services to the Company.  The charges for such legal services amounted to $6,421 for the three months ended December 31, 2005 and $7,957 for the three months ended December 31, 2004.  Approximately $46,825 was due this shareholder at December 31, 2005.

4.  Fixed Assets

Property, plant and equipment consist of the following:

	December 31, 2005	September 30, 2005

Computer equipment	$ 67,086	$ 59,741
Furniture and fixtures	11,536	36,195
Software	36,195	11,536

	114,817	107,472

Less accumulated depreciation and amortization	(90,115)	(86,752)

	$ 24,702	$ 20,720

Depreciation expense was $3,363 and $765 for the three months ended December 31, 2005 and 2004, respectively.

5.  Notes Payable to Related Parties

Notes payable to related parties are due to five principal shareholders or to entities controlled by the principal shareholders.  The related party notes payable consist of the following:

Notes Payable – Related Parties
	December 31, 2005	September 30, 2005
8% per annum promissory notes due and payable on March 31, 2006. The notes are secured by substantially all of the assets of the Company.	$ 415,500	$ 415,500
8% per annum convertible promissory notes due and payable in November 15, 2006. The notes are secured by substantially all of the assets of the Company.
10% per annum convertible promissory note due and payable on March 31, 2006. This note is secured by substantially all of the assets of the Company.	450,000	450,000
8% per annum promissory notes due and payable in November 15, 2006. The notes are secured by substantially all of the assets of the Company.	50,000	50,000
8% per annum promissory note due and payable on March 31, 2006 to Chris Dieterich	5,000	5,000

12% per annum convertible promissory notes comprising a line of credit. Notes are due and payable on various dates from December 7, 2006 through September 28, 2007. Principal and interest may be converted to common shares at $.10 per share.	885,000	885,000

	$ 1,805,500	$ 1,805,500

Less current portion	970,500	870,500

	$ 835,000	$ 935,000

6. Convertible Promissory Notes

The long term notes payable consist of the following at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005

10% secured convertible promissory notes due and payable on September 30, 2007.  The notes are secured by substantially all of the assets of the Company.  The notes may be converted at the lesser of $.15 or 75% of the average of the volume weighted average prices of the Common Stock for the three trading days preceding the date of conversion

	$ 750,000	$ 750,000
Less unamortized discount:	(656,250)	(750,000)
	$ 93,750	$ -

10 % Convertible Debt Issued with Stock Purchase Warrants─Fair Value of Warrants Recorded as a Liability

On September 29, 2005, the Company issued 10% convertible promissory notes in the aggregate principal amount of $750,000 (the Notes) and detachable warrants to purchase the Company's common stock (the Warrants) to two accredited investors. The Notes bear interest at a rate of 10%, mature on September 30, 2007, and are convertible into shares of the Company's common stock at a conversion price of the lesser of (i) $0.15 (“Maximum Conversion Price”), or (ii) 75% of the average of the volume weighted average prices of the Common Stock as reported by Bloomberg L.P. for the Principal Market for the three trading days preceding a Conversion Date. In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the Debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the Debentures, the debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The $750,000 face amount of the Debentures was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these notes resulted in a charge of $250,000. The associated A Warrants are exercisable for 18,968,326 shares of common stock at an exercise price of $0.179 per share; the B Warrants are exercisable for 16,968,326 shares of common stock at an exercise price of $0.179 per share. The A Warrants, which expire five years after issuance, were assigned a value of $1,362,941, estimated using the Black-Scholes valuation model. The B Warrants, which expire one year after issuance, were assigned a value of $1,102,941, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the A Warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 4.67%, volatility of 445.5%, and dividend yield of zero. The following assumptions were used to determine the fair value of the B Warrants using the Black-Scholes valuation model: a term of one year, risk-free rate of 4.67%, volatility of 445.5% (which covers the period from December 31, 2002 to September 30, 2005), and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the Notes, conversion feature and the Warrants were allocated based on their  fair values. The amount allocated as a discount on the Notes for the value of the Warrants will be amortized to interest expense, using the effective interest method, over the term of the Notes.

The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial aggregate fair value of the derivatives (embedded and free-standing) of $2,715,882 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. During the year ended September 30, 2005, the recording of these derivative liabilities associated with this debt financing resulted in a non-cash loss of $1,965,882 which was reflected in the consolidated statement of operations for the year ended September 30, 2005. All investors in these transactions were accredited with access to sufficient corporate information.  The Company remeasured the derivative liability at December 31, 2005 and there was an immaterial change in the fair value of the liability since September 30, 2005.  Pursuant to the registration rights agreement, the Company is subject to liquidated damage provisions, commencing December 2005, that are estimated to have a maximum penalty of $281,750.

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

The Company assumed from PocketPass.com, Inc. 6,770,000 warrants at date of merger which have a weighed average exercise price of $.10 and expire in varying amounts through 2009.  The Company estimated that the fair value of all warrants granted at the grant date was nominal based upon the complete lack of marketability of Company shares, the significant operating losses since inception, the lack of comparison to a market price of public company stock for which these warrants could be exchanged or exercised, and its development stage enterprise status.

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

The Company issued common stock to individuals and companies in lieu of cash compensation during the three months ended December 31, 2005 and 2004.

The common stock issuable of $39,291 at December 31 and September 30, 2005 consists of: $4,500 of cash received in anticipation of issuing 18,000 shares of common stock; $4,236 for services rendered in anticipation of issuing 16,944 shares of common stock, and $30,555 for services rendered in anticipation of issuing 80,407 shares of common stock. The Common Stock Issuable consists of settlement of liabilities denominated in shares and that cannot be settled in cash. The number of shares has already been determined therefore this is an equity account, not a debt account.

Significant Transactions during the three month period ended December 31, 2005

201,030 shares valued at $ 23,009 were issued to contractors and vendors in settlement of services rendered.

Transactions during the period ended December 31, 2004

During October and November 2004, 176,667 shares were issued for $55,000 in cash.

In December 2004, 526,500 restricted shares were issued for $112,500 in cash.

During the three months ended December 31, 2004, 123,829 shares worth $47,499 were issued to contractors and vendors in settlement of services rendered

9.  Litigation and Contingencies

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

Claims have been made by Cappello Capital Corp and Pacific Wave Partners that they are due a fee related to the funding that closed on September 29, 2005. Management maintains that the investors who provided the funding were on an exclusion list with Cappello Capital Corp and Pacific Wave Partners. Additionally, neither Cappello nor Pacific Wave introduced the Company to these investors nor did they participate in the transaction. Accordingly, the Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this claim cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

Consulting Agreements

The Company has various consulting agreements that provide for issuance of the Company’s common stock and/or stock options/stock purchase warrants in exchange for services rendered by the consultants. These agreements relate primarily to raising of capital, accounting services, legal services, and professional services rendered in connection with the Company’s strategic development efforts. The Company has no amounts due under these agreements as of December 31, 2005.

10.  Subsequent Events

During January 2006 the Company entered negotiations to license the Scoot technology to an Australian investor.  A deposit of $50,000 was made by the potential Australian licensee which is required to be refunded in ninety days if the license agreement is not consummated by that date.

On February 2, 2006 we withdrew the SB-2 Registration Statement that we had filed with the SEC on November 10, 2005.  We plan to refile a registration statement by February 17, 2006.

On February 8, 2006 we executed a Modification, Amendment and Waiver Agreement with the accredited investors that we issued the convertible promissory notes to on September 29, 2005 as described above in this note.  One of the accredited investors agreed to accelerate funding of $200,000 of the Second Closing.   We certified that the Second Closing Milestone has been complied with and we agreed to extend the expiration of the B warrants by six months.  The total number of shares which can be purchased with these warrants is 16,968,326.  The warrants expire 18 months after issuance.

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

During March 2003, we implemented a one-for-twenty-five (1 for 25) reverse stock split which changed the issued and outstanding common stock from 49,731,257 shares to 1,989,251 shares and the trading symbol of "SECU" was changed to "SCSN".   Also during March 2003, we filed a Schedule 14C under Rule 14c-101 informing the shareholders of SVC that a majority of the shareholders had authorized the issuance of up to 25,000,000 shares (post-reverse stock split) of restricted common stock to acquire a private firm known as PocketPass.com, Inc., which became legally a wholly-owned subsidiary of SVC.

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

PocketPass.com, Inc is an internet payments company which has developed and is marketing the PocketPass which is a multi-use, patent-pending, prepaid telephone card and Internet transaction system that offers online shopping without a credit card.   PocketPass.com, Inc. was organized as a California corporation in August 1999 for this purpose.

We are a global innovator of media and mobile transaction solutions that are easy to use, highly secure, and extremely cost effective.   Our revolutionary Scoot™ Mobile Money ATM Card allows anyone with a cell phone to store, send and receive funds anywhere in the world. Scoot Mobile Money is a low cost, global approach to supporting the large and fast-growing markets for funds transfer, unbanked money management, and secure payment remittances and reimbursements.  Scoot is strategically focused on three large and rapidly growing markets: 1) sale of pre-paid debit cards 2) card-to-card money transfer services and 3) marketing select goods and services via cell phone which is discussed in more detail below.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

Revenues

During the three months ended December 31, 2005 we did not generate any revenue compared to the three months ended December 31, 2004 during which we generated revenues of $3,938.  Management expects that none of our previous businesses will generate any revenues in future periods.   Future revenue will come from products currently under development.

Expenses

Total operating expenses increased $166,130 (52%) from $320,208 during the three months ended December 31, 2004 to $486,338 during the three months ended December 31, 2005.   The most significant factors in the increase are:  a $151,170 (226%) increase in salaries for additional management and administrative staff, including a full time CFO, a project manager, and an administrative person,; a $14,273 (16%) decrease in stock based compensation for consulting and professional services , a $54,712 (61%) increase in professional fees (which includes a $18,398 increase for audit services,  a $31,332 increase for marketing and business development consultants, a $7,349 increase in legal costs, and $8,085 decrease for sales consultants); a $12,164 increase in facilities costs due to increased rent and additional office space and additional costs for server hosting;  a $53,105 decrease in marketing expenses primarily due to a favorable settlement of disputed invoices; a $12,864 increase in administrative expense primarily due to premiums for additional insurance coverages.   Stock based compensation expense for the three months ended December 31, 2005 consisted of 201,030 shares valued at $23,009 issued to four contractors primarily for software development services and public relations services rendered.  Also options for 183,336 shares valued at $214,217 vested during the period.

Interest expense decreased $247,713 (79%) from $314,323 during the three months ended December 31, 2004 to $66,610 during the three months ended December 31, 2005.   Interest expense during the three months ended December 31, 2004 was higher due to imputed interest expense on warrants and shares granted in consideration for credit facilities.

The $93,750 amortization of discount is the amortization of the $750,000 discount relating to the September 29, 2005 financing described above.

Expense for the value attributed to the beneficial conversion feature of debt decreased $222,025 (100%) from $222,025 during the three months ended December 31, 2004 to zero during the three months ended December 31, 2005.  There was no new convertible debt during the three months ended December 31, 2005.  The $222,025 expense for the same period of 2004 relates to new convertible debt during that period.

Financing fees decreased $89,688 (84%) from $106,140 for the three months ended December 31, 2004 to $16,452 for the three months ended December 31, 2005.  Financing fees for the three months ended December 31, 2005 is primarily amortization of deferred financing fees while the same period of 2004 was primarily amortization of warrants.

The net loss for the three months ended December 31, 2005 decreased $295,983 (31%) from $959,133 during the three months ended December 31, 2004 to $663,150 during the three months ended December 31, 2005.

Liquidity and Capital Resources

During the three months ended December 31, 2005 net cash used in operating activities was $461,837 compared to cash used by operating activities of $306,756 during the three months ended December 31, 2004. During the three months ended December 31, 2005, we have continued to expand our operations which increased expenses but we have not generated significant revenue to date.

During the three months ended December 31, 2005 net cash used in investing activities was $7,345 compared to $1,093 used in investing activities for the three months ended December 31, 2004.

There was no generation of cash from financing activities three months ended December 31, 2005 compared to $282,501 for the same period of 2004.  Financing for the three months ended December 31, 2004 includes $167,500 from issuance of common stock, net of issuance costs, and $115,001 from borrowing on related party notes payable.

There was a deficiency in net working capital of $4,387,674 at December 31, 2005, which is primarily due to us having no significant source of revenue. This situation resulted in borrowing additional monies to keep us going and meet our working capital and product development needs.

Net losses of $13,275,190 were incurred from inception through December 31, 2005.

The second $750,000 round of financing discussed above is expected in March 2006 and is critical to fund our operations.   Our current liabilities exceed our current assets by $4,387,674 at December 31, 2005 of which $2,715,882 is the warrant and beneficial conversion liability, leaving $1,671,792 of negative working capital that will require cash. We have not sustained positive earnings or cash flow and we are required to incur significant expenses to complete product development, take it to market and be competitive.   Consequently, the second round of funding is necessary to execute our strategy of acquiring new business opportunities.

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

We cannot guarantee that we will succeed in achieving our goals, and there can be no assurance we will ever achieve or sustain profitability.   See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $13,275,190 since inception, had a net loss of $663,150 and a negative cash flow from operations of $461,837 for the three months ended December 31, 2005, and has working capital and stockholder's deficiencies of $4,387,674 and $5,348,672, respectively, as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company has developed new products, has developed a sales team and is vigorously pursuing new business.  On September 29, 2005, management raised additional capital of $750,000 through the issuance of convertible debt. Additionally, the Company has an agreement with investors whereby it would receive an additional $750,000 in debt financing if it meets certain objectives. The Company will require more cash during 2006 to fund its operations and management believes that such additional cash requirements could be met by first obtaining additional financing and/or by taking measures to reduce operating expenses such as reducing headcount or canceling research and development projects.

 GENERAL

 Following the successful merger between Pocket Pass and Secure Sign (October 1, 2003), the name of the company was changed to SVC Financial Services and offices were established in the heart of California's Silicon Valley.

We believe that there is a significant opportunity in the payment processing/transaction space for a vertically integrated services provider that is able to offer value added customer facing services and aggressive pricing. Designed specifically to meet the needs of the millions of customers and merchants that make up the worldwide transaction market, SVC Financial intends to support every possible facet and stage of the payment processing/transaction experience, thus becoming an indispensable resource and partner to the ISO marketing groups, corporate customers, merchants and ultimately the consumer themselves.

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

After a thorough analysis of the market SVC came to the conclusion that there is a significant opportunity in the payment processing/transaction space for a vertically integrated services provider that is able to offer value-added customer-facing services and aggressive pricing. Designed specifically to meet the needs of the millions of customers and merchants that make up the worldwide transaction market, SVC Financial intends to support every possible facet and stage of the payment processing/transaction experience, thus becoming an indispensable resource and partner to the ISO marketing groups, corporate customers, merchants and ultimately the consumers themselves.

In 2003 SVC started to look at the transaction space, with a focus on the Internet transactions business (debit cards/electronic checks/ACH/contactless transactions); what came out of that review was that we believe the transaction area is deeply flawed. It is price sensitive to an extraordinary extent, leading to a very high level of customer “churn”. As a result of the customer turnover there is no customer loyalty, customers will change transaction processors for a fraction of a percentage. There are significant security issues (ID theft and chargebacks), and no fully vertically integrated solution available. In short, the transaction space has become a commodity.

However, even with all of these issues the transaction space is absolutely necessary for the Internet to function as a business/retail channel. Last year US Debit transactions (on the Internet) exceeded $15 Billion dollars and are expected to grow rapidly. (www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf)

SVC determined that an integrated approach could be very attractive to large-scale customers and debit card issuers. This new approach needed to be based on a strategy of creating value-added customer-facing software applications that offer unique user services plus very aggressive transaction processing pricing.

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

As well as bringing much-needed convenience to a larger proportion of consumers, debit cards will allow consumers, retailers and even employers to save money. “The Pelorus group estimates that as many as 3 million people could receive payroll cards in 2004. We further estimate that another 5 million could receive payroll cards in 2005. Eventually this number could swell to 25 million people.” (www.pelorus-group.com).

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

We are a development-stage transaction management company that offers two products, the Mazarin Media Platform that supports multi-media-based E-commerce transactions, and "Scoot" Mobile Money Prepaid Debit cards that support mobile-phone-based "M-Commerce" transactions. These two products, described below, are both in beta testing and scheduled to be launched during Q2 of 2006.

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

Scoot

Overview

Scoot Mobile Money: Scoot Mobile Money Prepaid Debit cards allow anyone with a cell phone to store, send and receive funds anywhere in the world. Users purchase a prepaid Scoot debit card and then register with the Scoot Mobile Money service to link their cell phone number to their Scoot card number. Scoot users can now send money from one cardholder to another using their cell phone numbers as their unique identifier. Scoot is strategically focused on three markets: 1) sale of prepaid debit cards, 2) card-to-card money transfer services and 3) marketing select products and services to Scoot users via their cell phones. The traditional money transfer industry currently generates $15 billion in annual fees. (www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf).  The prepaid card industry is projected to grow over 400% in the next 4 years and reach $4 billion in fees by 2007 according to Aaron McPherson, a leading industry analyst(www.intelecard.com/features/03features.asp?A_ID=382). Buying goods and services with a cell phone is one of the fastest growing segments worldwide.

Scoot also has a specific focus on the Hispanic market. Mexico accounts for 27.7 percent of all immigrants, with 7.9 million immigrants living in United States, more than the number of immigrants from any other part of the world. Immigrants from Mexico, Central and South America, the Caribbean, and East Asia make up the majority of immigrants, with 69 percent of the foreign-born coming from these areas. (www.cis.org/articles/2001/back101.html)

Scoot cards will be sold through a network of independent sales and marketing partners ("master distributors") such as Bison International. Currently, these master distributors represent over a hundred agents covering the major card market areas in the United States.

Master distributors maintain a distribution channel of independent sales agents who sell Scoot cards through retail locations, employers and other affinity group partners such as community organizations and charities.

To date we have sold the Scoot system to two customers (master distributors). We intend to establish Scoot as the low-cost, high-value market leader in the new emerging space of cell phone money transfer. Our marketing and sales strategy is focused on the estimated 10 million US households that can not, or choose not, to get bank accounts (the “unbanked”), (www.fdic.gov/regulations/examinations/supervisory/insights/siwin04/latino_mkt.html) including migrant workers, recent immigrants, students, travelers and those with a credit history precluding them from opening a checking account.

Pre-Paid Debit Cards

The pre-paid Scoot debit card provides an essential financial tool for the estimated 56 million US residents who are "unbanked"(www.forbes.com/business/2005/02/23/0223findsvpunbanked.html) or are otherwise credit-challenged (e.g. students, military personnel, moderate to low income, and recent immigrants). It may also reflect a cultural bias against trusting banks, as up to 50% of all Latin Americans are unbanked (www.thedialogue.org/publications/country_studies/remittances/econ_identity.pdf).

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

Money Transfer Services

Total revenue for the money transfer industry is currently estimated between $15 billion and $18 billion, and the demand for person-to-person money transfers is expected to increase steadily in the future (www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf)..

The money transfer industry is currently dominated by two market leading competitors: Western Union and MoneyGram, which control an estimated 12% and 1% of the global money transfer market, respectively (http://businessweek.com/magazine/content/05_06/b3919046_mz011.htm). SVC intends to compete in this industry on three key aspects: lower price, better convenience and brand development.

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

According to testimony given by Dr. Manuel Orozco, Project Director for Central America for the Inter-American Dialogue, to the US Senate Committee on Banking, Housing, and Urban Affairs (February 28, 2002) the costs for sending $200 from the US to various countries in Latin America ranged from $7 to $26. He noted that since the average household income for Central American and Caribbean families is below $200 a month, the typical cost of sending and receiving remittances amounts to more than an additional month’s income each year (http://banking.senate.gov/02_02hrg/022802/orozco.htm).

Additionally, based on our research with focus groups we believe that the ability to send and receive money via a cell phone will make using Scoot much more convenient for both the sender and recipient than having to go to a wire transfer store location.

SVC also intends to develop a brand development campaign that will position the Scoot name and logo as a trusted service mark for low-cost, secure transfers (www.adb.org/Documents/Periodicals/Microfinance/finance-200561.pdf).

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

We are subject to two types of regulations: Federal banking regulations (e.g., Bank Secrecy Act) and the money transfer provisions of the US Patriot Act. Because of the War on Terror and the campaign against money laundering, it is expected that these laws and regulations will become more complex over time, thereby raising the financial burden of compliance. The operation of our business is designed to limit the amount of reports that are required to be submitted to regulators, and we believe that we are in substantial compliance with all applicable rules and regulations. Nevertheless, non-compliance with any of the reporting or other rules and regulations may have an adverse impact on our ability to conduct our business if any of the authorities choose to enforce such rules.

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

In the last 12 months SVC has:

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The implementation of this new standard did not have any material impact on the Company's financial position, results of operations and cash flows.

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

In June, 2005, the EITF reached a consensus on Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.'" Issue 00-19 is used to evaluate whether embedded derivatives should be bifurcated under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Specifically, Statement 133 provides guidance as to when an issuer is required to bifurcate a conversion option that is embedded in convertible debt. However, Issue 00-19 does not define "conventional convertible debt instrument." Given the development of numerous contractual terms that may be included in a convertible debt instrument, it is not clear when a convertible debt instrument is "conventional."  This new standard was used to account for the Convertible Promissory Note described in Footnote 6.

In September, 2005, the EITF reached a consensus on Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" which addresses a company issuing convertible debt with an embedded conversion option that is not separated from the host contract and accounted for as a derivative instrument pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The conversion option does not give rise to a beneficial conversion feature under EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" or No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Subsequently, the company changes the terms of the conversion option and assesses whether the modification results in an extinguishment of the debt pursuant to the guidance in EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The issues are whether a modification to a conversion option that changes its fair value, affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature associated with a debt modification (not a debt extinguishment) if the modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).  This new standard was used to account for the Convertible Promissory Note described in Footnote 6.

In September, 2005, the EITF reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." When a company issues convertible debt with a beneficial conversion feature, the debt is bifurcated into a liability component and an equity component in accordance with EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The equity component is measured at the intrinsic value of the beneficial conversion feature on the commitment date. For income tax purposes, all of the proceeds are recorded as a liability and nothing is recorded in shareholders' equity. The issues are whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes.  This new standard was used to account for the Convertible Promissory Note described in Footnote 6.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

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

Claims have been made by Cappello Capital Corp and Pacific Wave Partners that they are due a fee related to the funding that closed on September 29, 2005. Management maintains that the investors who provided the funding were on an exclusion list with Cappello Capital Corp and Pacific Wave Partners. Additionally, neither Cappello nor Pacific Wave introduced the Company to these investors nor did they participate in the transaction. Accordingly, the Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this claim cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

Item 2.    Changes in Securities

During the three months ended December 31, 2005, 201,030 shares valued at $23,009 were issued to contractors and vendors for services rendered.

Item 3.    Defaults Upon Senior Securities

 The terms of the subscription agreement dated September 29, 2005 require that a SB-2 Registration Statement be filed within thirty (30) days of the Initial Closing Date or liquidated damages would be due in the amount of one per month (1%) calculated on a daily basis.  The filing was made forth (40) days after the Initial Closing Date therefore liquidated damages in the amount of $3,250 has been recorded as a liability.  The terms of the subscription agreement also requires that the Registration Statement be effective within ninety (90) days of the Initial Closing Date or liquidated damages would be due in the amount of one percent (1%) per month calculated on a daily basis for the first thirty (30) days and two percent (2%) per month thereafter.  The filing has not been made yet.  Liquidated damages in the amount of $8,500 were accrued in the month of January and continue to accrue at the two percent (2%) rate.

Item 4.    Submission of Matters to a Vote of Security Holders

    None.

Item 5.    Other Information

    None.

Item 6.    Exhibits and Reports on Form 8K

Exhibits:

10.11	Modification, Amendment and Waiver Agreement

Reports on Form 8K:

  An 8K was filed on November 22, 2005 to notify that Harvey W. Bornstein had informed the Board of Directors of SVC Financial Services, Inc. (the "Company") that, effective immediately, he would be resigning from his position as director.  This resignation was not due to any disagreements between the Company and Mr. Bornstein.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVC FINANCIAL SERVICES, INC.

Date: February 14, 2006

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

a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: February 14, 2006

/s/ Christopher Haigh

Christopher Haigh

President, Chief Executive Officer and Director

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: February 14, 2006

                                                 /s/ Charles L. Nuzum

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

February 14, 2006

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

February 14, 2006